Form 10-Q
period 2006-09-30
Restore Medical, Inc.
filed 2006-10-26
CIK 1350620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 15,499,051 shares of Common Stock as of October 20, 2006.

Restore Medical, Inc.
Form 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (Unaudited)
RESTORE MEDICAL, INC.
Condensed Balance Sheets
(Unaudited, in thousands, except per share amounts)

	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$14,740	$3,397
Short-term investments	12,338	248
Accounts receivable, net of allowance for doubtful accounts of $74 and $60, respectively	1,618	1,240
Related-party receivables	23	28
Inventories	725	744
Prepaid expenses	280	116
Other current assets	121	54

Total current assets	29,845	5,827
Machinery and equipment, net	529	426
Deferred debt issuance costs, net of accumulated amortization of $97 and $21, respectively	277	81
Deferred offering costs	—	61

Total assets	$30,651	$6,395

Liabilities, Convertible Participating Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$333	$113
Accrued expenses	915	645
Accrued payroll and related expense	743	673
Current portion of long-term debt, net of debt discount of $37 and $22, respectively	2,121	338

Total current liabilities	4,112	1,769
Long-term debt, net of debt discount of $46 and $44, respectively	3,437	1,619
Other long-term liabilities	13	7
Preferred stock warrants subject to redemption	—	835

Total liabilities	7,562	4,230

Convertible participating preferred stock:
Series A, $0.01 par value: no shares authorized, issued and outstanding at September 30, 2006; 775,000 shares authorized and 750,000 shares issued and outstanding at December 31, 2005	—	747
Series B, $0.01 par value: no shares authorized, issued and outstanding at September 30, 2006; 4,500,000 shares authorized and 4,185,411 shares issued and outstanding at December 31, 2005	—	13,507
Series C, $0.01 par value: no shares authorized, issued and outstanding at September 30, 2006; 9,500,000 shares authorized and 7,615,675 shares issued and outstanding at December 31, 2005	—	18,723
Series C-1, $0.01 par value: no shares authorized, issued and outstanding at September 30, 2006; 2,940,000 shares authorized and 2,498,833 shares issued and outstanding at December 31, 2005	—	6,231

Total convertible participating preferred stock	—	39,208

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value: 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value: 50,000,000 shares authorized; issued and outstanding 15,479,051 and 855,676 shares, respectively	155	9
Additional paid-in capital	92,404	3,188
Deferred stock-based compensation	(1,598)	(2,105)
Accumulated other comprehensive income	1	—
Accumulated deficit	(67,873)	(38,135)

Total common stockholders’ equity (deficit)	23,089	(37,043)

Total liabilities, convertible participating preferred stock and stockholders’ equity (deficit)	$30,651	$6,395

See accompanying notes to the financial statements.

RESTORE MEDICAL, INC.
Condensed Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005
Net sales	$1,218	$1,227	$4,780	$3,292
Cost of sales (1)	231	369	1,286	1,163

Gross margin	987	858	3,494	2,129

Operating expenses:
Research and development (1)	840	356	2,260	1,291
General and administrative (1)	1,357	601	3,818	2,207
Sales and marketing (1)	2,669	1,205	6,961	3,550

Total operating expenses	4,866	2,162	13,039	7,048

Loss from operations	(3,879)	(1,304)	(9,545)	(4,919)

Other income (expense):
Interest income	382	30	612	107
Interest expense	(231)	(7)	(517)	(17)
Preferred stock warrant gain (loss)	—	(82)	500	(499)
Other, net	—	14	11	14

Total other income (expense)	151	(45)	606	(395)

Net loss	(3,728)	(1,349)	(8,939)	(5,314)

Deemed dividend from revision of preferred stock conversion price (note 9)	—	—	20,799	—

Net loss attributable to common stockholders	$(3,728)	$(1,349)	$(29,738)	$(5,314)

Basic and diluted net loss per common share before deemed dividend from revision of preferred stock conversion price	$(0.24)	$(1.10)	$(1.05)	$(4.37)
Effect of deemed dividend from revision of preferred stock conversion price	—	—	(2.44)	—

Basic and diluted net loss per common share	$(0.24)	$(1.10)	$(3.49)	$(4.37)

Basic and diluted weighted average common shares outstanding	15,777,540	1,220,557	8,519,952	1,215,418

(1) Includes stock-based compensation of:
Cost of sales	$28	$7	$53	$12
Research and development	46	1	101	3
General and administrative	437	96	983	366
Sales and marketing	108	19	206	33

	$619	$123	$1,343	$414

See accompanying notes to condensed financial statements.

RESTORE MEDICAL, INC.
Condensed Statements of Cash Flows
(In thousands, unaudited)

	Nine months ended
	September 30
	2006	2005
Cash flows from operating activities:
Net loss	$(8,939)	$(5,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	140	110
Stock-based compensation	1,343	414
Preferred stock warrant (gain) loss	(500)	499
Bad debt expense	87	16
Non-cash interest expense	119	15
Change in operating assets and liabilities:
Trade receivables	(465)	(407)
Related-party receivables	5	62
Inventories	19	(435)
Prepaid expenses	(164)	(14)
Other current assets	(67)	4
Accounts payable	220	(101)
Accrued expenses	270	111
Accrued payroll and related expenses	70	155
Other long-term liabilities	6	—

Net cash used in operating activities	(7,856)	(4,885)

Cash flows from investing activities:
Maturities of short-term investments	6,011	6,183
Purchase of short-term investments	(18,100)	(9)
Purchases of machinery and equipment	(127)	(155)

Net cash provided by (used in) investing activities	(12,216)	6,019

Cash flows from financing activities:
Proceeds from issuance of long-term debt	4,000	—
Repayments on long-term debt	(490)	—
Decrease in deferred offering costs	61	—
Capital lease payments	(13)	—
Proceeds from stock options exercised	176	25
Net proceeds from initial public offering	27,681	—

Net cash provided by financing activities	31,415	25

Net increase in cash and cash equivalents	11,343	1,159
Cash and cash equivalents:
Beginning of period	3,397	2,258

End of period	$14,740	$3,417

Supplemental disclosure:
Interest paid	$416	$4
Non-cash investing and financing activities:
Value of common stock warrants issued with long-term debt	$273	$—
Capital lease financing	$116	$—
Deemed dividend on revision of preferred stock conversion price	$20,799	$—
See accompanying notes to condensed financial statements.

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
(1)	Nature of Business

Restore Medical, Inc. (hereinafter “we,” “us” or the “Company”) develops and markets medical devices designed to treat sleep disordered breathing. In December 2002, we received Food and Drug Administration (FDA) 510(k) clearance to market and sell the Pillar® palatal implant system (Pillar System) in the United States for the treatment of snoring. We received 510(k) clearance from the FDA in July 2004 to market and sell our Pillar System in the United States for mild-to-moderate obstructive sleep apnea (OSA). We received CE Mark certification to market and sell our Pillar System in Europe for snoring in May 2003 and for OSA in December 2004. International sales of our products are subject to regulatory requirements that vary widely from country to country. We market and sell our products domestically through a direct sales force and internationally through independent distributors.

(2)	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the third quarter ended September 30, 2006, are not necessarily indicative of the results that may be expected for the entire 2006 fiscal year.

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

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
Stock option activity was as follows:

			Weighted
			Average
	Shares	Shares	Exercise
	Available	Under	Price
	for Grant	Options	Per Share
Balance, December 31, 2005	426,206	1,405,612	$1.09
Authorized	1,387,500	—	0.00
Granted	(1,055,700)	1,055,700	7.98
Exercised	—	(176,414)	1.08
Cancelled	48,043	(48,043)	3.26

Balance, September 30, 2006	806,049	2,236,855	$4.29

Exercisable as of September 30, 2006		706,119	$1.08
The following table summarizes information about options outstanding, vested and exercisable at September 30, 2006:

		Weighted
		average
		remaining	Number
	Number	contractual	vested and
Exercise price	outstanding	life in years	exercisable
$0.40	19,000	3.5	19,000
1.10	1,177,405	7.8	687,119
7.28	36,000	9.8	—
8.00	1,004,450	9.6	—

	2,236,855	8.6	706,119

On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), Share Based Payment (SFAS 123(R)) prospectively to new awards and to awards modified, repurchased, or cancelled after December 31, 2005. Prior to the adoption of SFAS 123(R), we used the minimum value method of measuring equity share options for the pro forma disclosure under SFAS 123. We will continue to apply the intrinsic-value method for awards granted prior to the adoption of SFAS 123(R). The Company’s financial statements as of and for the nine months ended September 30, 2006 reflect the impact of SFAS 123(R).

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Since we are a newly public entity with no historical data on volatility of our stock, the expected volatility is based on volatility of similar entities (referred to as guideline companies). In evaluating similarity, we considered factors such as industry, stage of life cycle, size, and financial leverage. The expected term of options granted is determined using the “shortcut” method allowed by SAB 107. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The shortcut approach is not permitted for options granted, modified or settled after December 31, 2007. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. We use historical termination behavior to support an estimated annual forfeiture rate of 2% for all employees and directors. In addition, SFAS 123(R) requires us to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow upon adoption. We have recognized no such tax benefits to date.

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
The following assumptions were used to estimate the fair value of stock option shares granted during the nine-month period ended September 30, 2006 using the Black-Scholes option-pricing model:

	Granted to	Granted to
	Employees	Directors

Volatility	65%	65%
Risk-free interest rate	5.0%	5.0%
Expected option life	6.40 years	5.5 years
Stock dividend yield	0%	0%
The weighted average grant date fair value of share options granted during the nine months ended September 30, 2006 and 2005 was approximately $5.16 and $4.80, respectively. The total intrinsic value of share options exercised during the nine months ended September 30, 2006 and 2005 was approximately $1,073,000 and $66,000, respectively. As of September 30, 2006, there was $4.5 million of total unrecognized compensation costs related to outstanding options granted after the adoption of SFAS 123(R), which is expected to be recognized over a weighted average period of 3.6 years.

Prior to our initial public offering (“IPO”), certain stock options were granted with exercise prices that were below the estimated fair value of the common stock at the date of grant. We recorded deferred stock compensation of $2.5 million for the period through December 31, 2005 (until the adoption of SFAS 123(R)), in accordance with Accounting Principles Board (APB) 25. As of September 30, 2006, there was $1.6 million of deferred stock-based compensation that will be amortized on a straight-line basis over a weighted average period of 2.8 years.

For the nine-month period ended September 30, 2006, results of operations reflect compensation expense for new stock options granted or modified under our stock incentive plans during 2006, and the continued amortization of the deferred stock-based compensation for options granted prior to January 1, 2006.

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
(4)	Net Loss per Share

Basic net loss per common share (Basic EPS) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (Diluted EPS) is computed by dividing net loss by the weighted average number of common shares and dilutive potential common shares outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. Diluted EPS is identical to Basic EPS since potential common shares are excluded from the calculation, as their effect is anti-dilutive. The weighted average shares outstanding for basic and diluted loss per share includes 378,122 shares of common stock underlying warrants to purchase common stock as such warrants are immediately exercisable and have an exercise price of $0.02 per share. The common stock underlying the warrants is considered outstanding in substance for EPS purposes. Historical outstanding potential common shares not included in diluted net loss per share attributable to common stockholders were 2,655,750 and 12,010,894 for the three and nine months ended September 30, 2006 and 2005, respectively.

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005

Net loss attributable to common stockholders	$(3,728)	$(1,349)	$(29,738)	$(5,314)

Weighted average common shares and equivalents outstanding:
Common shares outstanding	15,399,418	842,435	8,141,830	837,296
Warrants issued at a nominal exercise price	378,122	378,122	378,122	378,122

Weighted average shares outstanding — basic and diluted	15,777,540	1,220,557	8,519,952	1,215,418

Net loss per share — basic and diluted	$(0.24)	$(1.10)	$(3.49)	$(4.37)

(5)	Short-Term Investments in Debt Securities

Short-term investments consisted of the following as of September 30, 2006 (in thousands):

	Cost	Unrealized	Fair
	Basis	Gains	Value

Held-to-maturity: Corporate debt securities	$7,437	$—	$7,437
Available-for-sale: Mortgage-backed securities	4,900	1	4,901

Total	$12,337	$1	$12,338

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
(6)	Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains/losses on available-for-sale securities.

Comprehensive loss and its components for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005
Net loss	($3,728)	($1,349)	$(29,738)	$(5,314)
Change in unrealized gain on investments	15	—	1	—

Comprehensive loss	($3,713)	($1,349)	($29,737)	($5,314)

As of September 30, 2006, accumulated comprehensive income consists solely of $1,000 of unrecognized gains on investments.
(7)	Inventories

We state our inventories at the lower of cost or market, computed on a standard cost basis, with market being determined as the lower of replacement cost or net realizable value. Standard costs are monitored on a quarterly basis and updated as necessary to reflect changes in raw material costs and labor and overhead rates. Inventory write-downs are established when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory write-downs are measured as the difference between the cost of inventory and estimated realizable value. Inventories at September 30, 2006 and December 31, 2005 were as follows (in thousands):

	September 30,	December 31,
	2006	2005
Raw Materials	$59	$113
Work In Process	338	372
Finished Goods	328	259

	$725	$744

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
(8)	Long-Term Debt

Long-term debt consists of the following as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30,	December 31,
	2006	2005

Term loan (interest at prime plus 3% maturing December 2008), net of $83 debt discount at September 30, 2006 and $67 at December 31, 2005	$5,426	$1,933
Capital lease for equipment (interest at 9.14%, monthly payments maturing September 2009)	20	24
Capital lease for leasehold improvements (interest at 14.33%, monthly payments maturing March 2010)	29	—
Capital lease for equipment (interest at 12.14%, monthly payments maturing July 2011)	83	—

	5,558	1,957

Less current portion, net of debt discount of $37 at September 30, 2006 and $22 at December 31, 2005	(2,121)	(338)

Total long-term debt	$3,437	$1,619

The term loan will be repaid over 30 consecutive monthly payments of principal and interest beginning on July 1, 2006, with an additional final payment in an amount equal to 5% of the original loan due on December 31, 2008.

(9)	Significant Customers

One customer individually accounted for 15% and 10% of our net sales for the three and nine months ended September 30, 2006, respectively. A second customer accounted for 10% of our net sales for the three months ended September 30, 2005, and a third customer accounted for 13% of our net sales for the nine months ended September 30, 2005.

Two customers accounted for 13% and 16% of our total accounts receivable balance as of September 30, 2006. Two customers accounted for 12% and 19% of our total accounts receivable balance as of December 31, 2005.

(10)	Stockholders’ Equity (Deficit)

On May 12, 2006, the Board of Directors approved a one-for-two reverse split of our issued or outstanding shares of common stock and preferred stock. All issued or outstanding common stock, preferred stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect this reverse stock split.

On May 22, 2006, we sold 4,000,000 shares of common stock in an IPO for aggregate gross proceeds of $32.0 million. After deducting the underwriters’ commissions and discounts, and offering costs, we received net proceeds of approximately $27.7 million.

Prior to the completion of the IPO, we amended our Certificate of Incorporation to change the conversion price of the Series C and Series C-1 preferred stock from $5.24 per share to $3.48 per share (on a post-split basis). This change in conversion price was effective immediately prior to the conversion of all outstanding shares of our preferred stock upon the completion of our IPO, and was in consideration for a modification of the definition of a “qualified” offering such that our IPO trigged the mandatory conversion of our

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
preferred stock into common stock. As a result of this change in the conversion price of Series C and Series C-1 preferred stock, the common stock outstanding upon completion of our IPO increased by 2,679,783 shares, including 122,091 common shares issuable pursuant to the Series C-1 preferred stock warrants. For purposes of calculating net loss per share in the period in which the IPO was completed, net loss attributable to common stockholders has been increased by $20.8 million for the fair value of the additional common shares as a result of the change in the Series C and Series C-1 preferred stock conversion price. Upon completion of the IPO, all outstanding Series A, B, C and C-1 preferred stock automatically converted into 10,395,288 shares common stock at the then current conversion prices.

(11)	New Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Because we have not reported any income tax expense, we do not expect adoption will materially impact our financial position, results of operations, or cash flows.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, “Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a “restatement process” where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not anticipate that SAB 108 will have a material effect on our financial position, results of operations or cash flows.

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We develop, manufacture and market our proprietary Pillar palatal implant system, or Pillar System, an, innovative, minimally-invasive, implantable medical device to treat sleep disordered breathing, which includes mild-to-moderate obstructive sleep apnea, or OSA, and snoring. During the Pillar Procedure®, a physician implants three small, braided, proprietary polyester inserts into the muscle of the soft palate. These Pillar inserts, together with the body’s natural fibrotic response to the implanted Pillar inserts, add structural support and stiffen the soft palate, thereby minimizing or eliminating the palatal tissue vibration that can cause snoring and the collapse that can obstruct the upper airway and cause OSA. We currently market and sell our Pillar System to otolaryngologists (ear, nose and throat physicians, or ENTs) and to a limited number of oral maxillofacial surgeons. We believe the Pillar Procedure is a safe, clinically effective, long-lasting, low-risk procedure with minimal pain or complications that offers significant benefits to both patients and physicians over other available treatment options for snoring and mild to moderate OSA.
Our Pillar System was cleared by the United States Food and Drug Administration, or FDA, for snoring in December 2002 and for mild-to-moderate OSA in July 2004. Our Pillar System received CE Mark certification for both snoring and mild-to-moderate OSA from the European Commission in May 2003 and December 2004, respectively.
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
Revenue is recognized when evidence of an arrangement exists, delivery to the customer has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. For physician customers in the U.S, the evidence of an arrangement generally consists of a signed order confirmation or verbal phone order as their normal business practices do not require a purchase order. Our international distributors place orders pursuant to a distribution agreement. The price for each sale is fixed and agreed with the customer prior to shipment and is based on established list prices. Sales to our international distributors are made according to the contractual terms of each individual distribution agreement. Revenue for all domestic and international sales is recognized upon shipment of product from our facility when title and risk of loss passes to the customer.
A provision for estimated sales returns on domestic product sales is recorded in the same period as the related revenue is recorded. The provision for estimated sales returns, if any, is based on an analysis of historical sales returns, as adjusted for specifically identified estimated changes in historical return activity. Sales terms to our international distributors do not contain a right to return product purchased from us.
In the U.S., as part of introducing our Pillar System to potential new physician customers, we offer physicians the opportunity to participate in our “practice introduction program,” or PI program, in which they can treat up to three patients using Pillar Systems that we provide at no

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
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
     Allowance for Doubtful Accounts
In estimating the collectability of our accounts receivable, we analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment terms. On a monthly basis, we determine the amount of our allowance for doubtful accounts based on a review of slow-paying accounts, as well as accounts with changed circumstances indicating that the balances due and owing to us are unlikely to be collectible. In the normal course of our business, many of our international distributors pay us after their scheduled payment due date. In addition, on a case-by-case basis, we have allowed certain of our international distributors to extend the time of payment beyond their scheduled payment due date, or to make periodic partial payments of past-due amounts owing to us.
     Accounting for Income Taxes
Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance on our net deferred tax assets as of September 30, 2006 and December 31, 2005, respectively, due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of certain net operating loss carry forwards and research and development tax credits.

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
     Stock-Based Compensation
Prior to the adoption of SFAS No. 123(R) on January 1, 2006, we measured compensation costs for options issued or modified under our stock-based compensation plans using the intrinsic-value method of accounting. Under the intrinsic-value method, we recorded deferred compensation expense within stockholders’ deficit for stock options awarded to employees and directors to the extent that the option exercise price was less than the fair market value of common stock on the date of grant. Recorded deferred compensation is amortized to compensation expense on a straight-line basis over the vesting period of the underlying stock option grants.
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
As of September 30, 2006, we had outstanding stock options to acquire an aggregate of 2,236,855 shares of common stock. Of those outstanding common stock options, 706,119 shares had vested as of September 30, 2006, and 1,530,736 shares were unvested.

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
Results of Operations
     Comparison of the Three and Nine -Month Periods Ended September 30, 2006 and 2005
Net Sales. Net sales decreased by $9,000, or 1%, to $1,218,000 for the three months ended September 30, 2006 from $1,227,000 in the same period in 2005. Net sales increased by $1,488,000, or 45%, to $4,780,000 for the nine months ended September 30, 2006 from $3,292,000 in the same period in 2005. The increase in net sales during the first nine months of 2006 was attributable to the increased sale of our Pillar Systems, both in the United States and international markets. The decrease in net sales for the three months ended September 30, 2006 compared to the same period in 2005 was primarily attributable to a decrease in international net sales, as described below, offset by increased sales in the United States.
The following table summarizes the geographic dispersion of the Company’s revenue (in thousands):

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005
United States	$1,087	$795	$3,639	$2,380
Asia Pacific	41	302	690	686
Canada	48	—	48	—
Europe	42	66	295	92
All other markets	—	64	108	134

	$1,218	$1,227	$4,780	$3,292

Net sales in the United States increased by $292,000, or 37%, to $1,087,000 in the third quarter of 2006 compared to $795,000 in the third quarter of 2005. Net sales in the United States increased by $1,259,000, or 53%, to $3,639,000 in the first nine months of 2006 compared to $2,380,000 in the first nine months of 2005. The growth in United States net sales during 2006 was primarily due to a larger number of physicians performing the Pillar Procedure, resulting in increased shipments of our Pillar System.
Net sales in the United States during the third quarter of 2006 decreased on a sequential quarter basis by $312,000 or 22%, from $1,399,000 in the second quarter of 2006. Following the completion of our IPO in May 2006, we began an expansion of our U.S. sales force and initiated a series of sales and marketing programs designed to accelerate adoption of the Pillar Procedure. Slower-than-expected implementation of the marketing initiatives at the physician practice level, combined with short-term field disruptions caused by changes in the size, management and focus of the U.S. sales organization, resulted in a sequential decrease in revenue during the third quarter compared to the second quarter of 2006.
The United States average selling price for the three Pillar Systems used in each Pillar Procedure increased from $633 in the first nine months of 2005 to $682 in the first nine months of 2006 due to a price increase initiated in October 2004 that resulted in a gradual increase to the new price level for existing customers.
Net sales internationally decreased by $301,000 to $131,000 in the third quarter of 2006 compared to $432,000 in the third quarter of 2005. Net sales internationally increased by $229,000 to $1,141,000 in the first nine months of 2006 compared to $912,000 in the first nine months of 2005. We commercially introduced our Pillar System into international markets beginning in January 2005 through independent third-party distributors. The increase in sales for the nine-month period of 2006 compared to 2005 was due to sales to a larger base of international distributors.
Our two largest distributors accounted for 44%, or $505,000, of our international sales in the nine months ended September 30, 2006. Based on business plan reviews with these two distributors in July 2006, we concluded the Pillar System inventory levels at each of these distributors increased in the first half of 2006 as a result of delays in planned market launches, execution of certain market development activities and

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
obtaining a required government pricing approval for the Pillar System in a key market. Due to current inventory levels, the expected timing of each distributor’s planned market development activities and estimated sales, we did not receive orders from either of these two distributors in the third quarter of 2006 and do not expect to receive orders from either of these two distributors in the fourth quarter of 2006. As a result, international sales decreased in the third quarter of 2006 as compared to the third quarter of 2005. The timing of future orders from either distributor will depend upon the results of each distributor’s market development and sales activities.
In addition, we recorded a $57,000 reduction in our sales reserve in the first nine months of 2006 compared to an increase in the sales reserve of $45,000 in the first nine months of 2005. The reduction to the sales reserve in the first nine months of 2006 was due to a change we made in the terms of our international distributor agreements related to how we provide Pillar Systems to our international distributors for new practice introductions. As a result of the market development investment and distribution costs incurred by our international third-party distributors, our international average selling price typically is approximately 50% of our domestic average selling price.
Cost of sales and gross margin. Our cost of sales consists primarily of material, labor and manufacturing overhead expenses. Cost of sales also includes warranty expenses, as well as salaries and personnel-related expenses, including stock-based compensation, for our operations management team and quality control. Cost of sales decreased by $138,000, or 37%, to $231,000 in the third quarter of 2006 from $369,000 in the third quarter of 2005. As a percentage of net sales, gross margin improved to 81% in the third quarter of 2006 from 70% in the third quarter of 2005. Cost of sales increased by $123,000, or 11%, to $1,286,000 in the first nine months of 2006 from $1,163,000 in the comparable period in 2005. As a percentage of net sales, gross margin improved to 73% in the first nine months of 2006 from 65% in the first nine months of 2005. The increase in cost of sales in the nine-month period ending September 30, 2006 was due to the increase in the number of our Pillar Systems sold. The improvement in the gross margin percent in both the three and nine-month periods ending September 30, 2006 was the result of reductions in the cost of our Pillar System following our launch of a redesigned second generation delivery system in May 2005, increased volume-related production efficiencies and an increase in U.S. sales, as a percent of total net sales. In addition, during the third quarter of 2006, gross margin as a percent of sales was positively impacted by $36,000 due to the sale of product that previously had been written off. Our product cost and gross margin are highly sensitive to variations in production volume. We expect gross margin as a percent of sales will decrease in our fourth quarter as a result of reductions to our fourth quarter production plan based on third quarter sales results.
Research and development expenses. Our research and development expenses consist of salaries and other personnel-related expenses, including stock-based compensation, for employees engaged in research, development and engineering activities and materials used and other overhead expenses incurred in connection with the design and development of our products. Research and development expenses increased by $484,000, or 136%, to $840,000 in the third quarter of 2006 from $356,000 in the third quarter of 2005. The increase in expenses was primarily attributable to $222,000 of expenses related to professional services for research and development projects, increased compensation expense of $165,000 due primarily to the hiring of our Vice President of Research and Development in the fourth quarter of 2005, and an increase in stock-based compensation of $45,000 over the same period in the prior year. Research and development expenses increased by $969,000, or 75%, to $2,260,000 in the nine months ended September 30, 2006 from $1,291,000 in the comparable period in 2005. This increase was primarily attributable to $265,000 of expenses related to additional clinical studies, $250,000 of expenses related to professional services for research and development projects, increased compensation expense of $251,000 due primarily to the hiring of our Vice President of Research and Development noted above, and an increase in stock-based compensation of $98,000 over the same period in the prior year. In future quarters, we expect research and development expenditures will increase as our new product development projects progress, we undertake additional post-market clinical studies of the Pillar Procedure, and we begin clinical studies of new products.

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
General and administrative expenses. Our general and administrative expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation, for executive, accounting and administrative personnel, professional fees, and other general corporate expenses. General and administrative expenses increased by $756,000, or 126%, to $1,357,000 for the three months ended September 30, 2006 from $601,000 for the three months ended September 30, 2005. The increase is due primarily to an increase of $341,000 in stock-based compensation and $110,000 in audit and professional fees generally related to new reporting requirements that we now are subject to as a public company. General and administrative expenses increased by $1,611,000, or 73%, to $3,818,000 for the nine months ended September 30, 2006 from $2,207,000 for the nine months ended September 30, 2005. The increase is due to $714,000 of additional audit and professional fees incurred during the first nine months of 2006 in connection with our IPO and public reporting requirements. In addition, stock-based compensation increased by $617,000 in the first nine months of 2006 compared to the same period in 2005. The increase in stock-based compensation included $191,000 of expenses incurred in connection with the separation agreement with our former Vice President of Finance.
Sales and marketing expenses. Our sales and marketing expenses consist primarily of salaries, commissions and other personnel-related expenses, including stock-based compensation, for employees engaged in sales, marketing and support of our products, trade show, co-marketing, promotional and public relations expenses and management and administration expenses in support of sales and marketing. Sales and marketing expenses increased by $1,464,000, or 121%, to $2,669,000 for the three months ended September 30, 2006 from $1,205,000 for the comparable period in 2005. This increase was attributable to additional compensation expenses of $266,000 related to the hiring of additional sales and marketing personnel, including an increase in stock-based compensation of $89,000. In addition, advertising and promotional expenses increased by $626,000 in connection with the development and launch of several new marketing programs following the completion of our IPO in May 2006. Sales and marketing expenses increased by $3,411,000, or 96%, to $6,961,000 for the nine months ended September 30, 2006 from $3,550,000 for the comparable period in 2005. These additional sales and marketing expenses were attributable to increased compensation expenses of $792,000 related to the hiring of additional sales and marketing personnel including an increase in stock-based compensation of $173,000. In addition, advertising and promotional expenses increased by $1.3 million in connection with the development and launch of new marketing programs.
Interest income. Interest income increased by $352,000 to $382,000 for the three months ended September 30, 2006, from $30,000 for the three months ended September 30, 2005, and by $505,000 to $612,000 for the nine months ended September 30, 2006 from $107,000 for the nine months ended September 30, 2005. This increase is attributable to interest earned from the investment of the proceeds of our IPO completed in May 2006.
Interest expense. Interest expense increased by $224,000 to $231,000 for the three months ended September 30, 2006 from $7,000 for the three months ended September 30, 2005, and increased by $500,000 to $517,000 for the nine months ended September 30, 2006 from $17,000 for the nine months ended September 30, 2005. The increase was due to interest expense resulting from draws on our loan facility with Lighthouse Capital Partners during the fourth quarter of 2005 and the first quarter of 2006 prior to our IPO. For the three months ended September 30, 2005, we had not borrowed against our loan facility with Lighthouse Capital Partners.
Preferred stock warrant gain (loss). In the three months ended September 30, 2006, we did not recognize a change in fair value related to the change in estimated fair value of our preferred stock warrants subject to redemption compared to a loss of $82,000 for the change in fair value of our preferred stock warrants during the same period in 2005. In the nine months ended September 30, 2006, we recognized a gain of $500,000 related to the change in estimated fair value of our preferred stock warrants subject to redemption compared to a loss of $499,000 in 2005 for the change in fair value during the same period in 2005.

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
Liquidity and Capital Resources
Since our inception and prior to May 2006, we funded our operations primarily through issuances of convertible preferred stock and related warrants, which provided us with aggregate gross proceeds of $39.9 million. On May 22, 2006, we sold 4,000,000 shares of common stock in an IPO for aggregate gross proceeds of $32.0 million to finance current operations and provide for general corporate purposes, including expanding domestic and international marketing and sales organizations and programs, increasing product development efforts and increasing our clinical study initiatives. After deducting the underwriters’ commissions and discounts, we received net proceeds of approximately $27.7 million.
As of September 30, 2006, we had total cash, cash equivalents and marketable securities of $27.1 million. We believe that our current cash and cash equivalents and cash generated from operations will be sufficient to fund our working capital and capital resource needs for at least the next 24 months.
Net cash used in operating activities was $7.9 million during the first nine months of 2006 compared to $4.9 million in the first nine months of 2005. Cash used in operating activities has historically resulted from operating losses reduced by non-cash interest expenses, stock-based compensation and depreciation.
Net cash used in investing activities was $12.2 million during the first nine months of 2006 compared to $6.0 million used in investing activities in the first nine months of 2005. During 2006, cash used in investing activities was primarily related to the purchase of marketable securities from a portion of the proceeds from our IPO. During 2005, cash used in investing activities was primarily related to the sale of marketable securities offset by the purchase of $155,000 of capital equipment.
Net cash provided by financing activities was $31.4 million during the first nine months of 2006 primarily consisting of $27.7 million of net proceeds from our IPO and $4.0 million from debt financing. Net cash provided by financing activities was $25,000 during the first nine months of 2005 consisting of net proceeds from the exercise of stock options.
As of September 30, 2006, we had outstanding long-term debt of $5.4 million pursuant to a term loan, net of $83,000 debt discount, which accrues interest at a rate equal to prime plus 3%. The term loan will be repaid over 30 consecutive monthly payments of principal and interest that began on July 1, 2006, with an additional final payment in an amount equal to 5% of the original loan due on December 31, 2008.
Our future capital requirements will depend upon a number of factors, including, but not limited to, the amount of cash generated by operations, the rate of growth of our business and competitive and technological developments. Although we have been successful in raising funds in the past, there is no assurance that any such financings or borrowings can be obtained in the future on terms acceptable to us.

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
Disclosures about Contractual Obligations and Commercial Commitments
The following table aggregates all contractual commitments and commercial obligations that affect our financial condition and liquidity position at September 30, 2006:

		2006
		(remaining 3				2010
Contractual Obligations	Total	months)	2007	2008	2009	and after
Term-debt facility	$5,510	$506	$2,202	$2,802	$—	$—
Capital lease obligations	131	6	28	30	32	35
Operating leases	1,291	26	284	310	383	288
Deposit payable	5	—	—	5	—	—

Total contractual cash obligations	$6,937	$538	$2,514	$3,147	$415	$323

The above contractual obligations exclude interest on the term facility and capital lease obligations.
New Accounting Standards
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Because we have not reported any income tax expense, we do not expect adoption will materially impact our financial position, results of operations, or cash flows.
In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, “Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a “restatement process” where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not anticipate that SAB 108 will have a material effect on our financial position, results of operations or cash flows.

RESTORE MEDICAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(unaudited)
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenue or other financial items, any statement of the plans and objectives of management for future operations, any statements concerning proposed new product development, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the following factors:
•	the continued increase in the number of patients seeking treatment for snoring and mild-to-moderate OSA, both domestically and internationally;

•	the demand for and acceptance of our Pillar System to treat snoring and mild-to-moderate OSA by both physicians and patients;

•	the success of alternative therapies and surgical procedures to treat individuals suffering from sleep disordered breathing, and the possible future introduction of new products and treatments for sleep disordered breathing;

•	our ability to continue current pricing for our Pillar System;

•	changes in the size, structure and focus of the U.S. sales organization and rate of success of our direct sales force in the United States and our independent distributors internationally;

•	our ability to implement marketing initiatives at the physician level;

•	the successful completion of current and future clinical studies of the Pillar Procedure, the presentation and publication of positive outcomes data from these clinical studies, and the increased adoption of the Pillar Procedure by physicians as a result of this clinical study data;

•	actions relating to ongoing FDA and European Union compliance;

•	the size and timing of Pillar System orders from physician customers and independent distributors;

•	our ability to obtain reimbursement for the Pillar Procedure for the treatment of mild-to-moderate OSA in the future from third-party healthcare insurers;

•	the willingness of patients to pay out-of-pocket for the Pillar Procedure to treat snoring and, in the absence of reimbursement from third-party healthcare insurers, mild-to-moderate OSA;

•	unanticipated delays in the development and introduction of our future products and/or our inability to control the costs associated with such new product development and introduction;

•	seasonal fluctuations in revenue due to the elective nature of sleep-disordered breathing treatments, including the Pillar Procedure;

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

RESTORE MEDICAL, INC.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We invest our excess cash in money market funds, investment grade commercial paper and debt instruments of the U.S. government and its agencies, and, by policy, we restrict our exposure to any single corporate issuer by imposing concentration limits. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk-sensitive instruments, positions or transactions to any material extent. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Due to the short-term nature of these investments, a 1% change in market interest rates would have an impact of approximately $270,000 on an annual basis.
Although substantially all of our sales and purchases are denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information that is required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules of the Securities Exchange Commission.
Changes in Internal Controls
During the most recent fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

RESTORE MEDICAL, INC.
Part II. OTHER INFORMATION
Item 5. Unregistered Sales of Equity Securities and Use of Proceeds
     On May 22, 2006, we completed our IPO of 4,000,000 shares of common stock (the IPO Shares). We sold the IPO Shares to the public at a price of $8.00 per share. Our sale of IPO Shares was registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (Registration Stmt. No. 333-132368), which was declared effective by the Securities and Exchange Commission on May 16, 2006. We received net proceeds from the sale of the IPO Shares, after deducting the underwriting discount and offering expenses, of approximately $27.7 million. The net proceeds have been invested in money market funds, investment grade commercial paper and debt instruments of the U.S. government and its agencies. During the quarter ended September 30, 2006, we used approximately $600,000 of net proceeds from the IPO for general corporate purposes, including expanding domestic and international marketing and sales organizations and programs, increasing product development efforts and increasing our clinical study initiatives.
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

October 26, 2006

Exhibit Index

Exhibit No	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications