Form 10-Q
period 2007-03-31
Restore Medical, Inc.
filed 2007-05-01
CIK 1350620

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 15,683,128 shares of Common Stock as of April 25, 2007.

Restore Medical, Inc.
Form 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (Unaudited)
RESTORE MEDICAL, INC.
Condensed Balance Sheets
(Unaudited, in thousands, except share amounts)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$5,103	$11,377
Short-term investments	14,181	12,463
Accounts receivable, net of allowance for doubtful accounts of $24 and $86, respectively	879	1,262
Related-party receivables	54	33
Inventories	670	598
Prepaid expenses	201	237
Other current assets	34	10

Total current assets	21,122	25,980
Machinery and equipment, net	556	539
Deferred debt issuance costs, net of accumulated amortization of $138 and $108, respectively	216	246

Total assets	$21,894	$26,765

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$130	$670
Accrued expenses	498	939
Accrued payroll and related expense	559	519
Current portion of long-term debt, net of debt discount of $37 and $37, respectively	2,263	2,192

Total current liabilities	3,450	4,320
Long-term debt, net of debt discount of $29 and $37, respectively	2,268	2,863
Other long-term liabilities	14	14

Total liabilities	5,732	7,197

Stockholders’ equity:
Common stock $0.01 par value: 50,000,000 shares authorized; issued and outstanding 15,672,819 and 15,534,244 shares, respectively	157	155
Additional paid-in capital	93,259	92,772
Deferred stock-based compensation	(1,133)	(1,395)
Accumulated deficit	(76,121)	(71,964)

Total stockholders’ equity	16,162	19,568

Total liabilities and stockholders’ equity	$21,894	$26,765

See accompanying notes to the financial statements.

RESTORE MEDICAL, INC.
Condensed Statements of Operations
(Unaudited, in thousands, except share and per share amounts)

	Three months ended
	March 31,
	2007	2006
Net sales	$1,124	$1,752
Cost of sales (1)	268	590

Gross margin	856	1,162

Operating expenses:
Research and development (1)	1,052	613
General and administrative (1)	1,315	1,517
Sales and marketing (1)	2,734	1,876

Total operating expenses	5,101	4,006

Loss from operations	(4,245)	(2,844)

Other income (expense):
Interest income	284	28
Interest expense	(196)	(84)
Preferred stock warrant loss	—	(163)
Other, net	—	9

Total other income (expense)	88	(210)

Net loss	$(4,157)	$(3,054)

Basic and diluted net loss per common share	$(0.26)	$(2.48)

Basic and diluted weighted average common shares outstanding	15,971,951	1,233,943

(1) Includes stock-based compensation of:

Cost of sales	$23	$8
Research and development	22	23
General and administrative	465	285
Sales and marketing	94	29

	$604	$345

See accompanying notes to the financial statements.

RESTORE MEDICAL, INC.
Condensed Statements of Cash Flows
(Unaudited, in thousands)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,157)	$(3,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57	45
Stock-based compensation	604	345
Preferred stock warrant loss	—	163
Bad debt expense (recovery)	(11)	4
Non-cash interest expense	39	22
Change in operating assets and liabilities:
Trade receivables	394	(419)
Related-party receivables	(21)	(42)
Inventories	(72)	220
Prepaid expenses	36	(47)
Other current assets	(24)	(2)
Accounts payable	(540)	75
Accrued expenses	(441)	588
Accrued payroll and related expenses	40	(10)
Other long-term liabilities	—	2

Net cash used in operating activities	(4,096)	(2,110)

Cash flows from investing activities:
Maturities of short-term investments	10,181	250
Purchase of short-term investments	(11,899)	(800)
Purchases of machinery and equipment	(74)	(51)

Net cash used in investing activities	(1,792)	(601)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	4,000
Repayments on long-term debt	(526)	(1,221)
Capital lease payments	(6)	(1)
Proceeds from stock options exercised	146	—

Net cash (used in) provided by financing activities	(386)	2,778

Net (decrease) increase in cash and cash equivalents	(6,274)	67
Cash and cash equivalents:
Beginning of period	11,377	3,397

End of period	$5,103	$3,464

Supplemental disclosure:
Interest paid	$157	$63
See accompanying notes to the financial statements.

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
(1) Nature of Business
Restore Medical, Inc. (hereinafter “we,” “us” or the “Company”) develops and markets medical devices designed to treat sleep disordered breathing. In December 2002, we received Food and Drug Administration (FDA) 510(k) clearance to market and sell the Pillar® palatal implant system (Pillar System) in the United States for the treatment of snoring. We received 510(k) clearance from the FDA in July 2004 to market and sell our Pillar System in the United States for mild to moderate obstructive sleep apnea (OSA). We received CE Mark certification to market and sell our Pillar System in Europe for snoring in May 2003 and for mild to moderate OSA in December 2004. The Company markets and sells its products domestically through a direct sales force and internationally through independent distributors.
(2) Basis of Presentation
In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These condensed financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the first quarter ended March 31, 2007, are not necessarily indicative of the results that may be expected for the entire 2007 fiscal year.
According to the rules and regulations of the United States Securities and Exchange Commission, we have omitted footnote disclosures that would substantially duplicate the disclosures contained in our audited financial statements. These unaudited condensed financial statements should be read together with the financial statements for the year ended December 31, 2006, and footnotes thereto included in our Annual Report on Form 10-K, filed February 28, 2007, with the United States Securities and Exchange Commission.
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

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
Stock option activity was as follows:

				Weighted
				Average
		Shares	Weighted Average	Remaining
	Shares Available	Under	Exercise Price	Contractual Life
	for Grant	Options	Per Share	in Years
Balance, December 31, 2006	588,407	2,399,306	$4.17	8.4
Granted	(700,770)	700,770	3.88	9.9
Exercised	—	(131,658)	1.10
Cancelled	457,082	(457,082)	6.97

Balance, March 31, 2007	344,719	2,511,336	$3.74	8.4

Exercisable as of March 31, 2007		643,762	$1.17	6.5
The following table summarizes information concerning unvested options for the three months ended March 31, 2007:

		Weighted average
		grant date fair
	Shares	value per share
Non-vested at January 1, 2007	1,690,268	$3.85
Granted	700,770	2.55
Vested	(66,382)	3.06
Forfeited	(457,082)	4.64

Non-vested at March 31, 2007	1,867,574	$3.21

On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), Share Based Payment (SFAS 123(R)) prospectively to new awards and to awards modified, repurchased or cancelled after December 31, 2005. Prior to the adoption of SFAS 123(R), we used the minimum value method of measuring equity share options for the pro forma disclosure under SFAS 123. We will continue to apply the intrinsic-value method for awards granted prior to the adoption of SFAS 123(R). The Company’s financial statements as of and for the three months ended March 31, 2007 and 2006 reflect the impact of SFAS 123(R).
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Since we are a newly public entity with limited historical data on volatility of our stock, the expected volatility is based on volatility of similar entities (referred to as guideline companies). In evaluating similarity, we considered factors such as industry, stage of life cycle, size and financial leverage. The expected term of options granted is determined using the “shortcut” method allowed by SAB 107. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The shortcut approach is not permitted for options granted, modified or settled after December 31, 2007. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. We use historical termination behavior to support estimated forfeiture rates. In addition, SFAS 123(R) requires us to reflect

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow upon adoption. We have recognized no such tax benefits to date.
The following assumptions were used to estimate the fair value of stock option shares granted to employees during the three-month period ended March 31, 2007 using the Black-Scholes option-pricing model:

Volatility	65%
Risk-free interest rates	5.0%
Expected option life	6.40 years
Stock dividend yield	0%
Forfeiture rate	8%
There were no stock options issued to directors during the three-month period ended March 31, 2007. The Company continues to utilize an estimated forfeiture rate of 2% for director stock options outstanding.
The weighted average grant date fair value of share options granted during the three months ended March 31, 2007 was approximately $2.55 per share. No options were granted during the three months ended March 31, 2006. The Company recorded cash received from the exercise of stock options of $146 and did not recognize any related tax benefits during the three months ended March 31, 2007. Upon exercise, the Company issues new shares of stock. The aggregate intrinsic value of share options exercised during the three months ended March 31, 2007 and 2006 was approximately $298 and $2, respectively. As of March 31, 2007 there was $4,027 of total unrecognized compensation costs related to outstanding options granted after the adoption of SFAS 123(R) which is expected to be recognized over a weighted average period of 3.1 years.
Prior to our initial public offering (IPO), certain stock options were granted with exercise prices that were below the estimated fair value of the common stock at the date of grant. We recorded deferred stock compensation of $2,500 for the period through December 31, 2005 (until the adoption of SFAS 123(R)), in accordance with Accounting Principles Board (APB) No. 25. As of March 31, 2007, there was $1,133 of deferred stock-based compensation that will be amortized on a straight-line basis over a weighted average period of 2.3 years.
In March 2006, the Company modified certain stock options held by one individual to accelerate the vesting period. The modified stock options resulted in $191 of additional compensation expense for the three months ended March 31, 2006. The following assumptions were used to estimate the fair value of the 27,180 common stock options modified during the three months ended March 31, 2006 using the Black-Scholes option-pricing model:

2006
Volatility	67.5%
Risk-free interest rates	4.6%
Expected option life	90 Days
Stock dividend yield	0%
On February 1, 2007, the Board of Directors of the Company approved an amendment to 247,750 stock options that were granted to eleven Company employees between May 15, 2006 and July 20, 2006 whereby the exercise price of such stock options was reduced from a weighted average $7.89 per share to $3.89 per share, which was the closing price of the Company’s common stock on February 1, 2007. All other terms

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
of the stock options, including vesting and termination dates, remained the same. The incremental fair value created by the amendment to the stock options of $113 will be recognized as compensation expense over the weighted average remaining vesting period of 3.4 years.
On March 6, 2007, the Company granted a total of 23,070 options to purchase common stock to two consultants. The terms of the agreements provided for immediate vesting of all options on the date of grant. The Black-Scholes option-pricing model was utilized and the assumptions were the same as stated in the table above for employees, except that the option life of ten years was utilized, which is the contractual term of the options. The total compensation expense recognized for these two grants was $64 for the three months ended March 31, 2007.
(4) Net Loss per Share
Basic net loss per common share (Basic EPS) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (Diluted EPS) is computed by dividing net loss by the weighted average number of common shares and dilutive potential common shares outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. Diluted EPS is identical to Basic EPS since potential common shares are excluded from the calculation, as their effect is anti-dilutive. The weighted average shares outstanding for basic and diluted loss per share includes 378,122 shares of common stock underlying warrants to purchase common stock as such warrants are immediately exercisable and have an exercise price of $0.02 per share. The common stock underlying the warrants is considered outstanding in substance for EPS purposes. Historical outstanding potential common shares not included in diluted net loss per share attributable to common stockholders were 2,838,912 and 9,502,375 for the three months ended March 31, 2007 and 2006, respectively.
Net loss per share for the three months ended March 31, 2007 and 2006 is based on the weighted average shares outstanding as summarized in the following table:

	Three months ended March 31
	2007	2006
Weighted average common shares and equivalents outstanding:
Common shares outstanding	15,593,829	855,821
Warrants issued at a nominal exercise price	378,122	378,122

Weighted average shares outstanding — basic and diluted	15,971,951	1,233,943

(5) Short–term Investments in Debt Securities
     Short-term investments consisted of the following as of March 31, 2007:

Cost
Held-to-maturity: Corporate debt securities	$11,777
Available-for-sale: Mortgage-backed securities	2,404

Total	$14,181

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
The carrying value of these instruments approximates fair market value. Declines in value of marketable securities classified as held-to-maturity are considered to be temporary. Unrealized gains and losses in marketable securities classified as available-for-sale are a component of other comprehensive income until realized.
(6) Inventories
We state our inventories at the lower of cost or market, computed on a standard cost basis, with market being determined as the lower of replacement cost or net realizable value. Standard costs are monitored on a quarterly basis and updated as necessary to reflect changes in raw material costs and labor and overhead rates and production plans. Inventory write-downs are established when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory write-downs are measured as the difference between the cost of inventory and estimated realizable value. Inventories at March 31, 2007 and December 31, 2006 were as follows:

	March 31,	December 31,
	2007	2006
Raw Materials	$46	$57
Work In Process	281	320
Finished Goods	343	221

	$670	$598

(7) Long-Term Debt
Long-term debt consisted of the following as of March 31, 2007 and December 31, 2006:

		December 31,
	March 31, 2007	2006
Term loan (interest at prime plus 3% maturing December 2008), net of debt discount of $66 and $74, respectively	$4,413	$4,930
Capital lease for equipment (interest at 9.35%, monthly payments maturing September 2009)	17	18
Capital lease for leasehold improvements (interest at 14.33%, monthly payments maturing March 2010)	25	27
Capital lease for equipment (interest at 12.14%, monthly payments maturing July 2011)	76	80

	4,531	5,055
Less current portion, net of debt discount of $37 and $37, respectively	(2,263)	(2,192)

Total long-term debt	$2,268	$2,863

The term loan is payable over 30 consecutive monthly payments of principal and interest which began on July 1, 2006, with an additional final payment in an amount equal to 5% of the original loan due on December 31, 2008.

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
(8) Significant Customers
The following table summarizes the number of customers who individually comprise greater than 10% of total net sales and their aggregate percentage of the Company’s total net sales for the three-month period ended:

	Number of	Percent of total
	customers	net sales
March 31, 2007	1	26%
March 31, 2006	1	11%
The following table summarizes the number of customers who individually comprise greater than 10% of total net accounts receivables and their aggregate percentage of the Company’s total net accounts receivables:

	Number of	Percent of total
	customers	net receivables
March 31, 2007	2	28%
December 31, 2006	2	26%
(9) Adoption of New Accounting Pronouncement
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the three months ended March 31, 2007.

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
Our Pillar System was cleared by the United States Food and Drug Administration, or FDA, for snoring in December 2002 and for mild-to-moderate OSA in July 2004. Our Pillar System received CE Mark certification for both snoring and mild to moderate OSA from the European Commission in May 2003 and December 2004, respectively. We currently market and sell our Pillar System to otolaryngologists (ear, nose and throat physicians) and to a limited number of oral maxillofacial surgeons.
Application of Critical Accounting Policies and Use of Estimates
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The application of GAAP requires that we make estimates that affect our reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates.
A description of the Company’s critical accounting policies that represent the more significant judgments and estimates used in the preparation of the Company’s financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

RESTORE MEDICAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Unaudited)
Results of Operations (in thousands, except for average selling price)
Comparison of the Three Months Ended March 31, 2007 and 2006
Net Sales. Net sales decreased by $628, or 36%, to $1,124 for the three months ended March 31, 2007 from $1,752 in the same period in 2006. The majority of the decrease in total net sales is the result of lower international sales.
The following table summarizes the geographic dispersion of the Company’s revenue:

	Three months ended March 31,
	2007	2006
United States	$1,013	$1,153
Asia Pacific	—	491
Europe	111	95
All other markets	—	13

	$1,124	$1,752

Net sales in the United States decreased by $140, or 12%, to $1,013 in the first quarter of 2007 compared to $1,153 in the first quarter of 2006. The decrease in domestic sales from the comparable quarter of 2006 is due to the disruption caused by the restructuring of our sales organization and implementation of the sales and marketing strategies required to support our new integrated consultative sales approach that we initiated in the fourth quarter of 2006. Net sales in the United States during the first quarter of 2007 increased on a sequential quarter basis by $73 or 8%, from $940 in the fourth quarter of 2006. The United States average selling price for the three Pillar inserts used in each Pillar Procedure was approximately $690 in the first three months of 2006 and 2007.
Net sales internationally decreased by $488 to $111 in the first quarter of 2007 compared to $599 in the first quarter of 2006. Our two largest distributors, which cover the majority of the Asia Pacific market, accounted for 58%, or $348, of our international sales in the three months ended March 31, 2006. Due to current inventory levels at these two distributors resulting from delays in planned market launches, execution of certain market development activities and obtaining a required government pricing approval for the Pillar System in a key market, we did not receive orders from either of these two distributors in the first quarter of 2007. As a result, international sales decreased in the first quarter of 2007 as compared to the first quarter of 2006. The timing of future orders from either distributor will depend upon the results of each distributor’s market development and sales activities. In addition, the Company’s decision to focus on our higher margin U.S. business and to significantly decrease the near-term investment in our international business contributed to decreased net sales during the current quarter.
Cost of sales and gross margin. Our cost of sales consists primarily of material, labor and manufacturing overhead expenses. Cost of sales also includes warranty expenses, as well as salaries and personnel-related expenses, including stock-based compensation, for our operations management team and quality control. Cost of sales decreased by $322, or 55%, to $268 in the first quarter of 2007 from $590 in the first quarter of 2006. As a percentage of net sales, gross margin improved to 76% in the first quarter of 2007 from 66% in the first quarter of 2006. The improvement in the gross margin percent in the three months ended March 31, 2007 was primarily the result of reductions in our overhead cost structure and a revenue mix that favored higher margin U.S. sales.

RESTORE MEDICAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Unaudited)
Research and development expenses. Our research and development expenses consist of salaries and other personnel-related expenses, including stock-based compensation, for employees engaged in research, development and engineering activities and materials used and other overhead expenses incurred in connection with the design and development of our products. Research and development expenses increased by $439, or 72%, to $1,052 in the first quarter of 2007 from $613 in the first quarter of 2006. The increase in expenses was primarily attributable to increased compensation expense of $305 related to additional hiring within both our research and clinical departments in the third and fourth quarters of 2006, and a combined increase in professional services and clinical study fees of $96 over the same period in the prior year. In future quarters, we expect research and development expenditures will increase as our new product development projects progress, we undertake additional post-market clinical studies of the Pillar Procedure and we begin clinical trials of new products.
General and administrative expenses. Our general and administrative expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses decreased by $202, or 13%, to $1,315 for the three months ended March 31, 2007 from $1,517 for the three months ended March 31, 2006. The decrease in expenses is due to a decrease in professional fees of $478 compared to fees we incurred during 2006 in connection with our IPO, offset primarily by increases of $180 in stock-based compensation and $81 in insurance expense.
Sales and marketing expenses. Our sales and marketing expenses consist primarily of salaries, commissions and other personnel-related expenses, including stock-based compensation, for employees engaged in sales, marketing and support of our products, trade show, co-marketing, promotional and public relations expenses and management and administration expenses in support of sales and marketing. Sales and marketing expenses increased by $858, or 46%, to $2,734 for the three months ended March 31, 2007 from $1,876 for the comparable period in 2006. This increase was primarily attributable to additional compensation related expenses of $650 related to the hiring of additional sales and marketing personnel, including an increase in stock-based compensation of $65, and a $188 increase in advertising, promotional and travel expenses.
Interest income. Interest income increased by $256 to $284 for the three months ended March 31, 2007, from $28 for the three months ended March 31, 2006. This increase is attributable to interest earned from the investment of the proceeds of our IPO completed in May 2006.
Interest expense. Interest expense increased by $112 to $196 for the three months ended March 31, 2007 from $84 for the three months ended March 31, 2006. The increase was due to interest expense resulting from draws on our loan facility with Lighthouse Capital Partners during the fourth quarter of 2005 and the first quarter of 2006 prior to our IPO.
Preferred stock warrant loss. In the three months ended March 31, 2006, we recognized a loss due to an increase in the estimated fair value of our preferred stock warrants subject to redemption of $163. Following our IPO in May 2006, all preferred stock and preferred stock warrants were converted to common stock and common warrants.
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

RESTORE MEDICAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Unaudited)
As of March 31, 2007, we had total cash, cash equivalents and marketable securities of $19.3 million. We believe that our current cash and cash equivalents and cash generated from operations will be sufficient to fund our working capital and capital resource needs for at least the next 12 months.
Net cash used in operating activities was $4.1 million during the first three months of 2007 compared to $2.1 million in the first three months of 2006. Cash used in operating activities increased by $2.0 million resulting from operating losses and changes in working capital reduced by non-cash interest expense, stock-based compensation and depreciation.
Net cash used in investing activities was $1.8 million during the first three months of 2007 compared to $601,000 used in investing activities in the first three months of 2006. During 2007 and 2006, cash used in investing activities primarily related to the purchase and sale of marketable securities.
Net cash used in financing activities was $386,000 during the first three months of 2007 primarily consisting of the repayment of long-term debt, offset by proceeds from the issuance of common stock. Net cash provided by financing activities was $2.8 million during the first three months of 2006 consisting of the issuance and repayment of long-term debt.
As of March 31, 2007, we had outstanding long-term debt of $4.5 million pursuant to a term loan, which accrues interest at a rate equal to prime plus 3%. The term loan is being repaid over 30 consecutive monthly payments of principal and interest which began on July 1, 2006, with an additional final payment in an amount equal to 5% of the original loan due on December 31, 2008. The term loan is collateralized by substantially all of our assets, excluding our intellectual property. As of March 31, 2007, we were in compliance with all of the covenants contained in the term loan agreement.
Our future capital requirements will depend upon a number of factors, including, but not limited to, the amount of cash generated by operations, the rate of growth of our business and changes in competition and technologies. Although we have been successful in raising funds in the past, there is no assurance that any such financings or borrowings can be obtained in the future on terms acceptable to us.
Disclosures about Contractual Obligations and Commercial Commitments
The following table aggregates all contractual commitments and commercial obligations that affect our financial condition and liquidity position at March 31, 2007 (in thousands):

		(remaining 9 months
Contractual Obligations	Total	in 2007)	2008	2009	2010	2011
Term-debt facility	$4,477	$1,675	$2,802	$—	$—	$—
Capital lease obligations	118	20	30	32	22	14
Operating leases	1,130	181	276	384	289	—
Deposit payable	5	—	5	—	—	—

Total contractual cash obligations	$5,730	$1,876	$3,113	$416	$311	$14

The above contractual obligations exclude interest on the term facility and capital lease obligations.
Significant Customers
One customer individually accounted for 26% of our total sales for the three months ended March 31, 2007. A different customer individually accounted for 11% of our total sales for the three months ended March 31, 2006.

RESTORE MEDICAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Unaudited)
New Accounting Standards
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the three months ended March 31, 2007.
In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) regarding EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Government Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation). This guidance requires that companies disclose their accounting policy related to sales tax and other similar taxes, which was effective for us beginning January 1, 2007. We report these taxes on a net basis, excluding them from revenue.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of the provisions of FAS 157 on its financial statements and does not believe the impact of the adoption will be material.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value with the objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. The provisions of FAS 159 are effective for the fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of the provisions of FAS 159 on its financial statements and does not believe the impact of the adoption will be material.

RESTORE MEDICAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Unaudited)
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenue or other financial items, any statement of the plans and objectives of management for future operations, any statements concerning proposed new product development, any statements regarding future economic conditions or performance and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to the following factors:
•	the demand for and acceptance of our Pillar System to treat mild to moderate OSA and snoring by both physicians and patients;

•	the success of alternative therapies and surgical procedures to treat individuals suffering from sleep disordered breathing, and the possible future introduction of new products and treatments for sleep disordered breathing;

•	our ability to maintain current pricing for our Pillar System;

•	the expansion and rate of success of our direct sales force in the United States and our independent distributors internationally;

•	the successful completion of current and future clinical studies, the presentation and publication of positive outcomes data from these clinical studies and the increased adoption of the Pillar Procedure by physicians as a result of the data from these clinical studies;

•	actions relating to ongoing FDA and European Union compliance;

•	the size and timing of orders from physicians and independent distributors;

•	our ability to obtain reimbursement for the Pillar Procedure for the treatment of mild to moderate OSA in the future from third-party healthcare insurers;

•	the willingness of patients to pay out-of-pocket for the Pillar Procedure to treat snoring and, in the absence of reimbursement from third-party healthcare insurers, mild to moderate OSA;

•	unanticipated delays in the development and introduction of our future products and/or our inability to control costs;

•	seasonal fluctuations in revenue due to the elective nature of sleep-disordered breathing procedures and treatments, including the Pillar Procedure;

•	general economic conditions, as well as those specific to our customers and markets; and

•	other risks and factors identified from time to time in our reports and prospectuses filed with the Securities and Exchange Commission, including, without limitation, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

RESTORE MEDICAL, INC.

All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our cash is invested in bank deposits and money market funds denominated in United States dollars. The carrying value of these cash equivalents approximates fair market value. Our investments in marketable securities are subject to interest rate risk and our financial condition and results of operations could be adversely affected due to movements in interest rates. Due to the short-term nature of these investments, a 1% change in market interest rates would have an impact of approximately $142,000 on an annual basis. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk-sensitive instruments, positions or transactions to any material extent.
Although substantially all of our sales and purchases are denominated in U.S. dollars, in future periods, we believe a greater portion of our revenues could be denominated in currencies other than the United States dollar, thereby increasing our exposure to exchange rate gains and losses on non-United States currency transactions. Historically, our only foreign denominated payments were for clinical expenditures. Foreign currency gains and losses associated with these expenditures have not been significant. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we believe an increase in our currency exposure merits further review, we may consider entering into transactions to help mitigate that risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
During the most recent fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

RESTORE MEDICAL, INC.
Part II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In February 2007, we issued 6,917 shares of our common stock in connection with a cashless warrant exercise at an exercise price of $3.48 per share, with 29,002 warrants to purchase common stock being forfeited in the net exercise. All shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. The ability to exercise the warrants for common stock on a net share basis was included in the original warrant agreements.
On May 22, 2006, we completed our IPO of 4,000,000 shares of common stock (the IPO Shares). We sold the IPO Shares to the public at a price of $8.00 per share. Our sale of IPO Shares was registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (Registration Stmt. No. 333-132368), which was declared effective by the Securities and Exchange Commission on May 16, 2006. We received net proceeds from the sale of the IPO Shares, after deducting the underwriting discount and offering expenses, of approximately $27.7 million. The net proceeds have been invested in money market funds, investment grade commercial paper and debt instruments of the U.S. government and its agencies. During the quarter ended March 31, 2007, we used approximately $4.6 million of net proceeds from the IPO for general corporate purposes, including expanding domestic marketing and sales organizations and programs, increasing product development efforts and increasing our clinical study initiatives.
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
Christopher R. Geyen
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

May 1, 2007

Exhibit Index

Exhibit No	Description

10.1	Form of Principal Executive Officer and Principal Financial Officer Employment and Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K Filed on March 30, 2007)

10.1	Form of Executive Officer Employment and Change in Control Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K Filed on March 30, 2007)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications