Form 10-Q
period 2007-06-30
Restore Medical, Inc.
filed 2007-08-02
CIK 1350620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 15,720,091 shares of Common Stock as of July 30, 2007.

Restore Medical, Inc.
Form 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (Unaudited)
RESTORE MEDICAL, INC.
Condensed Balance Sheets
(Unaudited, in thousands, except share amounts)

	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$5,955	$11,377
Short-term investments	9,581	12,463
Accounts receivable, net of allowance for doubtful accounts of $103 and $86, respectively	764	1,262
Related-party receivables	52	33
Inventories	674	598
Prepaid expenses	357	237
Other current assets	65	10

Total current assets	17,448	25,980
Machinery and equipment, net	519	539
Deferred debt issuance costs, net of accumulated amortization of $189 and $108, respectively	185	246

Total assets	$18,152	$26,765

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$107	$670
Accrued expenses	319	939
Accrued payroll and related expense	472	519
Current portion of long-term debt, net of debt discount of $37 and $37, respectively	2,337	2,192

Total current liabilities	3,235	4,320
Long-term debt, net of debt discount of $18 and $37, respectively	1,655	2,863
Other long-term liabilities	15	14

Total liabilities	4,905	7,197

Stockholders’ equity:
Common stock $0.01 par value: 50,000,000 shares authorized; issued and outstanding 15,720,091 and 15,534,244 shares, respectively	157	155
Additional paid-in capital	93,644	92,772
Deferred stock-based compensation	(941)	(1,395)
Accumulated deficit	(79,613)	(71,964)

Total stockholders’ equity	13,247	19,568

Total liabilities and stockholders’ equity	$18,152	$26,765

See accompanying notes to condensed financial statements.

RESTORE MEDICAL, INC.
Condensed Statements of Operations
(Unaudited, in thousands, except share and per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$1,036	$1,810	$2,160	$3,562
Cost of sales (1)	276	465	544	1,055

Gross margin	760	1,345	1,616	2,507

Operating expenses:
Research and development (1)	807	807	1,859	1,420
General and administrative (1)	1,402	945	2,717	2,461
Sales and marketing (1)	2,091	2,415	4,825	4,292

Total operating expenses	4,300	4,167	9,401	8,173

Loss from operations	(3,540)	(2,822)	(7,785)	(5,666)

Other income (expense):
Interest income	233	202	517	230
Interest expense	(181)	(202)	(377)	(286)
Preferred stock warrant gain	—	663	—	500
Other, net	(4)	2	(4)	11

Total other income	48	665	136	455

Net loss	$(3,492)	$(2,157)	$(7,649)	$(5,211)

Deemed dividend from revision of preferred stock conversion price (note 9)	—	20,799	—	20,799

Net loss attributable to common stockholders	$(3,492)	$(22,956)	$(7,649)	$(26,010)

Basic and diluted net loss per common share before deemed dividend from revision of preferred stock conversion price	$(0.22)	$(0.26)	$(0.48)	$(1.08)
Effect of deemed dividend from revision of preferred stock conversion price	—	(2.48)	—	(4.30)

Basic and diluted net loss per common share	$(0.22)	$(2.74)	$(0.48)	$(5.38)

Basic and diluted weighted average common shares outstanding	16,083,264	8,365,137	16,027,914	4,831,015

(1) Includes stock-based compensation of:
Cost of sales	$28	$17	$51	$25
Research and development	54	32	76	55
General and administrative	378	261	843	546
Sales and marketing	64	69	158	98

	$524	$379	$1,128	$724

See accompanying notes to condensed financial statements.

RESTORE MEDICAL, INC.
Condensed Statements of Cash Flows
(Unaudited, in thousands)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(7,649)	$(5,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	115	92
Stock-based compensation	1,128	724
Preferred stock warrant loss	—	(500)
Bad debt expense	75	—
Non-cash interest expense	79	60
Change in operating assets and liabilities:
Trade receivables	423	(771)
Related-party receivables	(19)	10
Inventories	(76)	221
Prepaid expenses	(120)	(331)
Other current assets	(55)	18
Accounts payable	(563)	260
Accrued expenses	(620)	187
Accrued payroll and related expenses	(47)	(42)
Other long-term liabilities	1	4

Net cash used in operating activities	(7,328)	(5,279)

Cash flows from investing activities:
Maturities of short-term investments	41,607	1,047
Purchase of short-term investments	(38,725)	(10,663)
Purchases of machinery and equipment	(95)	(96)

Net cash provided by (used in) investing activities	2,787	(9,712)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	4,000
Decrease in deferred offering costs	—	61
Repayments on long-term debt	(1,059)	—
Capital lease payments	(20)	(4)
Proceeds from stock options exercised	198	69
Net proceeds from initial public offering	—	27,681

Net cash (used in) provided by financing activities	(881)	31,807

Net (decrease) increase in cash and cash equivalents	(5,422)	16,816
Cash and cash equivalents:
Beginning of period	11,377	3,397

End of period	$5,955	$20,213

Supplemental disclosure:
Interest paid	$298	$225
Non-cash investing and financing activities:
Value of common stock warrants issued with debt	—	$273
Capital lease financing	—	$33
Deemed dividend from revision of preferred stock conversion price	—	$20,799
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

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These condensed financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the entire 2007 fiscal year.

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

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
Stock option activity was as follows:

				Weighted
				Average
		Shares	Weighted Average	Remaining
	Shares Available	Under	Exercise Price	Contractual Life
	for Grant	Options	Per Share	in Years
Balance, December 31, 2006	588,407	2,399,306	$4.17	8.4
Granted	(818,270)	818,270	3.62	9.7
Exercised	—	(178,930)	1.10
Cancelled	556,009	(556,009)	6.57

Balance, June 30, 2007	326,146	2,482,637	$3.67	8.4

Exercisable as of June 30, 2007		945,669	$3.23	7.3
The following table summarizes information for unvested stock options for the six months ended June 30, 2007:

		Weighted average
		grant date fair
	Shares	value per share
Non-vested at January 1, 2007	1,690,268	$3.85
Granted	818,270	2.37
Vested	(417,863)	3.07
Forfeited	(553,707)	4.52

Non-vested at June 30, 2007	1,536,968	$3.09

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
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Since we have limited historical data on the volatility of our stock as a public company, the expected volatility is based on volatility of similar entities (referred to as guideline companies). In evaluating similarity, we considered factors such as industry, stage of life cycle, size and financial leverage. The expected term of options granted is determined using the “shortcut” method allowed by SAB 107. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The shortcut approach is not permitted for options granted, modified or settled after December 31, 2007. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. We use historical termination behavior to support estimated forfeiture rates. In addition, SFAS 123(R) requires us to reflect the benefits

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow upon adoption. We have recognized no such tax benefits to date.
The following assumptions were used to estimate the fair value of stock option shares granted to employees and directors during the three and six months ended June 30, 2007 using the Black-Scholes option-pricing model:

	Granted to		Granted to
	Employees		Directors
Volatility		65%		65%
Risk-free interest rates		5.0%		5.0%
Expected option life	6.4	years	5.5	years
Stock dividend yield		0%		0%
Forfeiture rate		8%		2%
The weighted average grant date fair value of share options granted during the six months ended June 30, 2007 and 2006 was approximately $2.37 and $5.13 per share, respectively. The Company recorded cash received from the exercise of stock options of $198 and did not recognize any related tax benefits during the six months ended June 30, 2007. Upon exercise, the Company issues new shares of stock. The aggregate intrinsic value of share options exercised during the six months ended June 30, 2007 and 2006 was approximately $368 and $428, respectively. As of June 30, 2007, there was $3,645 of total unrecognized compensation costs related to outstanding options granted after the adoption of SFAS 123(R) which is expected to be recognized over a weighted average period of 3.2 years.
Prior to our initial public offering (IPO) in May 2006, certain stock options were granted with exercise prices that were below the estimated fair value of the common stock at the date of grant. We recorded deferred stock compensation of $2,500 for the period through December 31, 2005 (until the adoption of SFAS 123(R)), in accordance with Accounting Principles Board (APB) No. 25. As of June 30, 2007, there was $941 of deferred stock-based compensation that will be amortized on a straight-line basis over a weighted average period of 2.0 years.
In March 2006, the Company modified certain stock options held by one individual to accelerate the vesting period. The modified stock options resulted in $191 of additional compensation expense for the six months ended June 30, 2006. The following assumptions were used to estimate the fair value of the 27,180 common stock options modified in March 2006 using the Black-Scholes option-pricing model:

2006
Volatility	67.5%
Risk-free interest rates	4.6%
Expected option life	90 Days
Stock dividend yield	0%
On February 1, 2007, the Board of Directors of the Company approved an amendment to 247,750 stock options that were granted to eleven Company employees between May 15, 2006 and July 20, 2006 whereby the exercise price of such stock options was reduced from a weighted average of $7.89 per share to $3.89 per share, which was the closing price of the Company’s common stock on February 1, 2007. All other terms of the stock options, including vesting and termination dates, remained the same. The incremental fair value created by the amendment to the stock options was $122. The remaining

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
unrecognized incremental fair value of $107 will be recognized as compensation expense over the weighted average remaining vesting period of 3.1 years.

On March 6, 2007, the Company granted a total of 23,070 options to purchase common stock to two consultants. The terms of the agreements were consistent with employee stock options, except that the vesting provision provided for immediate vesting of all options on the date of grant. The Black-Scholes option-pricing model was utilized and the assumptions were the same as stated in the table above for employees, except that an option life of ten years was utilized, which is the contractual term of the options. The total compensation expense of $64 for these two grants was recognized in March 2007.

(4)	Net Loss per Share

Basic net loss per common share (Basic EPS) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (Diluted EPS) is computed by dividing net loss by the weighted average number of common shares and dilutive potential common shares outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. Diluted EPS is identical to Basic EPS since potential common shares are excluded from the calculation, as their effect is anti-dilutive. The weighted average shares outstanding for basic and diluted loss per share includes 378,122 shares of common stock underlying warrants to purchase common stock as such warrants are immediately exercisable and have an exercise price of $0.02 per share. The common stock underlying the warrants is considered outstanding in substance for EPS purposes. Historical outstanding potential common shares not included in diluted net loss per share attributable to common stockholders were 2,810,213 for the three and six months ended June 30, 2007 and 2,748,190 for the three and six months ended June 30, 2006.

Net loss per share for the three and six months ended June 30, 2007 and 2006 is based on the weighted average shares outstanding as summarized in the following table:

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
Weighted average common shares and equivalents outstanding:
Common shares outstanding	15,705,142	7,987,015	15,649,792	4,452,893
Warrants issued at a nominal exercise price	378,122	378,122	378,122	378,122

Weighted average shares outstanding — basic and diluted	16,083,264	8,365,137	16,027,914	4,831,015

Net loss per share — basic and diluted	$(0.22)	$(2.74)	$(0.48)	$(5.38)

(5)	Short–term Investments in Debt Securities

Short-term investments consisted solely of corporate debt securities as of June 30, 2007. The Company classifies these investments as held-to-maturity due to the intent and ability to hold them until they mature. The carrying value of these instruments approximates fair market value. Declines in value of marketable securities classified as held-to-maturity are considered to be temporary.

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
(6)	Inventories

We state our inventories at the lower of cost or market, using the first-in, first-out method. Market is determined as the lower of replacement cost or net realizable value. Inventory write-downs are established when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Costs associated with excess capacity are charged to earnings as incurred. Inventory write-downs are measured as the difference between the cost of inventory and estimated realizable value. Inventories at June 30, 2007 and December 31, 2006 were as follows:

	June 30,	December 31,
	2007	2006
Raw Materials	$38	$57
Work In Process	343	320
Finished Goods	293	221

	$674	$598

(7)	Long-Term Debt

Long-term debt consisted of the following as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
Term loan (interest at prime plus 3% maturing December 2008), net of debt discount of $55 and $74 , respectively	$3,881	$4,930
Capital lease for equipment (interest at 9.35%, monthly payments maturing September 2009)	15	18
Capital lease for leasehold improvements (interest at 14.33%, monthly payments maturing March 2010)	24	27
Capital lease for equipment (interest at 12.14%, monthly payments maturing July 2011)	72	80

	3,992	5,055
Less current portion, net of debt discount of $37 and $37, respectively	(2,337)	(2,192)

Total long-term debt	$1,655	$2,863

The term loan is payable over 30 consecutive monthly payments of principal and interest which began on July 1, 2006, with an additional final payment in an amount equal to 5% of the original loan due on December 31, 2008.

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)

(8)	Significant Customers

The following table summarizes the number of customers who individually comprise greater than 10% of total net sales and their aggregate percentage of the Company’s total net sales for the three and six months ended:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Number of customers	1	2	1	—
Percent of total net sales	20%	24%	23%	n/a
The following table summarizes the number of customers who individually comprise greater than 10% of total net accounts receivables and their aggregate percentage of the Company’s total net accounts receivables:

	Number of	Percent of total
	customers	net receivables
June 30, 2007	1	30%
December 31, 2006	2	26%
(9)	Stockholders’ Equity (Deficit)

On May 22, 2006, we sold 4 million shares of common stock in our IPO for aggregate gross proceeds of $32,000. After deducting the underwriters’ commissions and discounts, and offering costs, we received net proceeds of approximately $27,700.

Prior to the completion of the IPO, we amended our Certificate of Incorporation to change the conversion price of the Series C and Series C-1 preferred stock from $5.24 per share to $3.48 per share (on a post-split basis). This change in conversion price was effective immediately prior to the conversion of all outstanding shares of our preferred stock upon the completion of our IPO, and was in consideration for a modification of the definition of a “qualified” offering such that our IPO trigged the mandatory conversion of our preferred stock into common stock. As a result of this change in the conversion price of Series C and Series C-1 preferred stock, the common stock outstanding upon completion of our IPO increased by 2,679,783 shares, including 122,091 common shares issuable pursuant to the Series C-1 preferred stock warrants. For purposes of calculating net loss per share in the period in which the initial public offering was completed, net income available to common stockholders was reduced by $20,799 for the fair value of the additional common shares as a result of the change in the Series C and Series C-1 preferred stock conversion price. Upon completion of the IPO, all outstanding Series A, B, C and C-1 preferred stock automatically converted into 10,395,288 shares common stock at the then current conversion prices.

(10)	Adoption of New Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the three and six months ended June 30, 2007.

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
As of the date of adoption the total amount of unrecognized tax benefits was approximately zero. We file a United States federal income tax return and income tax returns in Minnesota. With few exceptions, we are subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years after 2002. Neither the Internal Revenue Service (“IRS”) nor the State of Minnesota have commenced an examination of income tax returns.

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
We currently market and sell our Pillar System to otolaryngologists (ear, nose and throat physicians) and to a limited number of oral maxillofacial surgeons. We employ a direct sales force in the United States currently consisting of 16 sales representatives and 3 regional sales directors, and market our products in 30 countries outside the United States through 21 independent distributors. We expect to continue and potentially increase our investment in marketing and sales activities, as well as research and development activities, which will be primarily funded with our current available cash. With our plans to continue to expand our commercialization activities, we expect to continue to incur net losses through at least 2008.
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

RESTORE MEDICAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Unaudited)
Results of Operations (in thousands, except for average selling price)
Comparison of the Three and Six Months Ended June 30, 2007 and 2006
Net Sales. Net sales for the quarter and six months ended June 30, 2007 were $1,036 and $2,160, which was a decrease of $774 (43%) and $1,402 (39%), respectively, from the comparable periods in 2006.
The following table summarizes the geographic dispersion of the Company’s revenue:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
United States	$950	$1,399	$1,963	$2,552
Asia Pacific	39	158	39	649
Europe	10	158	95	253
All other markets	37	95	63	108

	$1,036	$1,810	$2,160	$3,562

Net sales in the United States for the quarter and six months ended June 30, 2007 were $950 and $1,963, which was a decrease of $449 (32%) and $589 (23%), respectively, from the comparable periods in 2006. The decrease in domestic sales from the comparable periods in 2006 is due to the disruption caused by the restructuring of our sales organization and implementation of the sales and marketing strategies required to support our new integrated consultative sales approach that we initiated in the fourth quarter of 2006. The United States average selling price for the three Pillar inserts used in each Pillar Procedure was approximately $690 in the first six months of each of 2006 and 2007.
Net sales internationally for the quarter and six months ended June 30, 2007 were $86 and $197, respectively, compared to $411 and $1,010, respectively, for the comparable periods in 2006. The decrease in international sales was primarily due to lower sales to our two largest distributors covering the majority of the Asia Pacific market. Due to current inventory levels at these two distributors resulting from delays in planned market launches, execution of certain market development activities and obtaining a required government pricing approval for the Pillar System in a key market, we did not receive orders from either of these two distributors in the first half of 2007. The agreement with our distributor covering China expired pursuant to the original term during the second quarter of 2007. Due to a change in the distributor’s organizational structure and business focus, the distribution agreement has not been renewed. We are currently evaluating alternatives for the distribution of our product in China. Additionally, we made a decision in the fourth quarter of 2006 to focus on our higher margin U.S. business and to significantly decrease the near-term investment in our international business. The combination of these factors contributed to decreased net sales in the quarter and six months ended June 30, 2007 compared to the same periods in 2006. Our independent distributors purchase our Pillar System from us at a discount to our U.S. list price for resale; the end-user price of our Pillar System in each country is determined by the distributor and varies from country to country.
Cost of sales and gross margin. Our cost of sales consists primarily of material, labor and manufacturing overhead expenses. Cost of sales also includes warranty expenses, as well as salaries and personnel-related expenses, including stock-based compensation, for our operations management team and quality control. Cost of sales were $276 and $544, respectively, for the quarter and six months ended June 30, 2007

RESTORE MEDICAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Unaudited)
which was a decrease of $189 (41%) and $511 (48%), respectively, from the comparable periods in 2006. The decrease in cost of sales was primarily a result of lower product sales. As a percentage of net sales, gross margin remained relatively consistent at 73% and 75%, respectively, for the quarter and six months ended June 30, 2007, compared to 74% and 70%, respectively, for the same periods in 2006.
Research and development expenses. Our research and development expenses consist of salaries and other personnel-related expenses, including stock-based compensation, for employees engaged in research, development and engineering activities and materials used and other overhead expenses incurred in connection with the design and development of our products. Research and development expenses remained relatively consistent at $807 for the quarter ended June 30, 2007 as compared to $807 for the comparable period in 2006, and increased by $439 (31%) to $1,859 for the six months ended June 30, 2007 from the comparable period in 2006. The increase in expenses for the first six months of 2007 was primarily attributable to increased compensation expense of $379 related to additional hiring within both our research and clinical departments in the third and fourth quarters of 2006, and an increase in consulting fees of $56 over the same period in the prior year. In future quarters, we expect research and development expenditures will increase as our new product development projects progress, we undertake additional post-market clinical studies of the Pillar Procedure and we begin clinical trials of new products.
General and administrative expenses. Our general and administrative expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation for executive, accounting and administrative personnel, professional service fees and other general corporate expenses. General and administrative expenses were $1,402 and $2,717, respectively, for the quarter and six months ended June 30, 2007, which was an increase of $457 (48%) and $256 (10%), respectively, from the comparable periods in 2006. The increase in expenses for the quarter was mainly due to an increase in stock-based compensation expense of $117, combined professional and investor relation fees of $153 and professional liability insurance of $32. The increase in expenses for the six-month period was due primarily to an increase of stock-based compensation expense of $297, combined with investor relations and professional liability insurance of $198 and offset by decreases in professional service fees of $398 mainly from fees we incurred during 2006 in connection with our IPO.
Sales and marketing expenses. Our sales and marketing expenses consist primarily of salaries, commissions and other personnel-related expenses, including stock-based compensation, for employees engaged in sales, marketing and support of our products, trade show, co-marketing, promotional and public relations expenses and management and administration expenses in support of sales and marketing. Sales and marketing expenses were $2,091 and $4,825, respectively, for the quarter and six months ended June 30, 2007, which was a decrease of $324 (13%) from the comparable quarter and an increase of $533 (12%) from the comparable six-month period in 2006. The decrease for the quarter was primarily attributable to a combined decrease of $372 in advertising and public relation expenses due to the discontinuation of several co-marketing programs, offset by an increase of $54 in compensation expense. The increase for the six-month period was primarily due to an increase in compensation expense of $647 due to an increase in the size of our domestic sales force, with a decrease in advertising and promotion expenses of $123.
Interest income. Interest income for the quarter and six months ended June 30, 2007 was $233 and $517 , respectively, compared to interest income of $202 and $230, respectively, for the comparable periods in 2006. This increase is mainly attributable to interest earned from the investment of the proceeds of our IPO completed in May 2006.
Interest expense. Interest expense for the quarter and six months ended June 30, 2007 was $181 and $377, compared to $202 and $286, respectively, for the comparable periods in 2006. The decrease in the quarter and increase in the six-month period was due to the interest

RESTORE MEDICAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Unaudited)
expense resulting from draws on our loan facility with Lighthouse Capital Partners during the first quarter of 2006 prior to our IPO, and the subsequent pay down of the loan facility and the correlating decrease in expense.
Preferred stock warrant gain. In the quarter and six months ended June 30, 2006, we recognized a gain of $663 and $500, respectively, due to a decrease in the estimated fair value of our preferred stock warrants subject to redemption. Following our IPO in May 2006, all preferred stock and preferred stock warrants were converted to common stock and common stock warrants.
Deemed dividend from revision of preferred stock conversion price. In 2006, we recognized a non-cash dividend of $20.8 million due to a change in the conversion price of our Series C and C-1 preferred stock prior to the completion of our IPO. All outstanding Series A, B, C and C-1 preferred stock automatically converted into shares of common stock at the then current conversion prices.
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
As of June 30, 2007, we had total cash, cash equivalents and marketable securities of $15.5 million.
Net cash used in operating activities was $7.3 million during the first six months of 2007 compared to $5.3 million in the first six months of 2006. Cash used in operating activities increased by $2.0 million resulting from operating losses and changes in working capital, net of non-cash stock-based compensation.
Net cash provided by investing activities was $2.8 million during the first six months of 2007 compared to $9.7 million used in investing activities in the first six months of 2006. During 2007 and 2006, cash used in investing activities primarily related to the purchase and maturities of marketable securities.
Net cash used in financing activities was $881,000 during the first six months of 2007 primarily consisting of the repayment of long-term debt, offset by proceeds from the issuance of common stock. Net cash provided by financing activities was $31.8 million during the first six months of 2006 consisting of proceeds from the issuance of common stock in relation to our IPO and the issuance of long-term debt.
As of June 30, 2007, we had outstanding long-term debt of $4.0 million pursuant to a term loan, which accrues interest at a rate equal to prime plus 3%. The term loan is being repaid over 30 consecutive monthly payments of principal and interest which began on July 1, 2006, with an additional final payment in an amount equal to 5% of the original loan due on December 31, 2008. The term loan is collateralized by substantially all of our assets excluding our intellectual property. As of June 30, 2007, we were in compliance with all of the covenants contained in the term loan agreement.
We believe that our current cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to fund our working capital and capital resource needs for the next 12 months. Funding of operations beyond 12 months will require additional capital investments in our Company. Our future capital requirements will depend upon a number of factors, including, but not limited to, the amount of cash generated by operations, the rate of growth of our business, the level of investment in our domestic and international marketing and sales organizations and programs, new product development efforts and clinical study initiatives. Any sale of additional equity or issuance of debt securities will result in dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing when needed, we may be required to delay, reduce the scope of, or eliminate programs and initiatives, which could harm the growth of our business.

RESTORE MEDICAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Unaudited)
Disclosures about Contractual Obligations and Commercial Commitments
The following table aggregates all contractual commitments and commercial obligations that affect our financial condition and liquidity position at June 30, 2007 (in thousands):

		(remaining 6 months in
Contractual Obligations	Total	2007)	2008	2009	2010	2011
Term-debt facility	$3,936	$1,134	$2,802	$—	$—	$—
Capital lease obligations	112	14	30	32	22	14
Operating leases	1,073	119	281	384	289	—
Deposit payable	5	—	5	—	—	—

Total contractual cash obligations	$5,126	$1,267	$3,118	$416	$311	$14

The above contractual obligations exclude interest on the term facility and capital lease obligations.
Significant Customers
One customer individually accounted for 20% and 23%, respectively, of our total sales for the three and six months ended June 30, 2007.
New Accounting Standards
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the three and six months ended June 30, 2007.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our cash is invested in bank deposits and money market funds denominated in United States dollars. The carrying value of these cash equivalents approximates fair market value. Our investments in marketable securities are subject to interest rate risk and our financial condition and results of operations could be adversely affected due to movements in interest rates. Due to the short-term nature of these investments, a 1% change in market interest rates would have an impact of approximately $140,000 on an annual basis. We do not utilize

RESTORE MEDICAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Unaudited)
derivative financial instruments, derivative commodity instruments or other market risk-sensitive instruments, positions or transactions to any material extent.
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

RESTORE MEDICAL, INC.
Part II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 22, 2006, we completed our IPO of 4,000,000 shares of common stock (the IPO Shares). We sold the IPO Shares to the public at a price of $8.00 per share. Our sale of IPO Shares was registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (Registration Stmt. No. 333-132368), which was declared effective by the Securities and Exchange Commission on May 16, 2006. We received net proceeds from the sale of the IPO Shares, after deducting the underwriting discount and offering expenses, of approximately $27.7 million. The net proceeds have been invested in money market funds, investment grade commercial paper and debt instruments of the U.S. government and its agencies. During the six months ended June 30, 2007, we used approximately $12.1 million of the net proceeds from the IPO for general corporate purposes, including expanding domestic marketing and sales organizations and programs, increasing product development efforts and increasing our clinical study initiatives.
Item 4. Submission of Matters to a Vote of Security Holders
Our annual meeting of shareholders was held on May 15, 2007, at which time seven nominees were elected to the Board of Directors for terms expiring at the annual meeting in 2008. We solicited proxies pursuant to Section 14(a) of the Exchange Act, and there was no solicitation in opposition to management’s solicitations. All nominees for directors as listed in the proxy statement were elected.
The voting results were as follows:

	For	Withheld
Election of Directors:
Luke Evnin, Ph.D.	10,900,773	476,174
Mark B. Knudson, Ph.D	9,601,491	1,775,456
Stephen Kraus	10,900,773	476,174
Howard Liszt	10,900,673	476,274
Richard Nigon	10,900,773	476,174
J. Robert Paulson, Jr	10,900,773	476,174
John Schulte	10,900,673	476,274
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
August 2, 2007

Exhibit Index

Exhibit No	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications