Form 10-Q
period 2007-09-30
Restore Medical, Inc.
filed 2007-11-06
CIK 1350620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-51998

Restore Medical, Inc.
(Exact name of registrant as specified in its charter)

Delaware	41-1955715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 15,731,094 shares of Common Stock as of October 30, 2007.

Restore Medical, Inc.
Form 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (Unaudited)
RESTORE MEDICAL, INC.
Condensed Balance Sheets
(Unaudited, in thousands, except share amounts)

	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$3,631	$11,377
Short-term investments	9,062	12,463
Accounts receivable, net of allowance for doubtful accounts of $121 and $86, respectively	917	1,262
Related-party receivables	51	33
Inventories	733	598
Prepaid expenses	203	237
Other current assets	30	10

Total current assets	14,627	25,980
Machinery and equipment, net	533	539
Deferred debt issuance costs, net of accumulated amortization of $220 and $128, respectively	154	246

Total assets	$15,314	$26,765

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$88	$670
Accrued expenses	278	939
Accrued payroll and related expense	525	519
Current portion of long-term debt, net of debt discount of $37 and $37, respectively	2,424	2,192

Total current liabilities	3,315	4,320
Long-term debt, net of debt discount of $9 and $37, respectively	1,094	2,863
Other long-term liabilities	15	14

Total liabilities	4,424	7,197

Stockholders’ equity:
Common stock $0.01 par value: 50,000,000 shares authorized; issued and outstanding 15,727,418 and 15,534,244 shares, respectively	157	155
Additional paid-in capital	93,936	92,772
Deferred stock-based compensation	(815)	(1,395)
Accumulated deficit	(82,388)	(71,964)

Total stockholders’ equity	10,890	19,568

Total liabilities and stockholders’ equity	$15,314	$26,765

See accompanying notes to condensed financial statements.

RESTORE MEDICAL, INC.
Condensed Statements of Operations
(Unaudited, in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$1,153	$1,218	$3,313	$4,780
Cost of sales (1)	269	231	813	1,286

Gross margin	884	987	2,500	3,494

Operating expenses:
Research and development (1)	707	840	2,566	2,260
General and administrative (1)	927	1,357	3,644	3,818
Sales and marketing (1)	2,050	2,669	6,879	6,961

Total operating expenses	3,684	4,866	13,089	13,039

Loss from operations	(2,800)	(3,879)	(10,589)	(9,545)

Other income (expense):
Interest income	189	382	706	612
Interest expense	(164)	(231)	(541)	(517)
Preferred stock warrant gain	—	—	—	500
Other, net	—	—	—	11

Total other income	25	151	165	606

Net loss	(2,775)	(3,728)	(10,424)	(8,939)

Deemed dividend from revision of preferred stock conversion price (note 9)	—	—	—	20,799

Net loss attributable to common stockholders	$(2,775)	$(3,728)	$(10,424)	$(29,738)

Basic and diluted net loss per common share before deemed dividend from revision of preferred stock conversion price	$(0.17)	$(0.24)	$(0.65)	$(1.05)
Effect of deemed dividend from revision of preferred stock conversion price	—	—	—	(2.44)

Basic and diluted net loss per common share	$(0.17)	$(0.24)	$(0.65)	$(3.49)

Basic and diluted weighted average common shares outstanding	16,100,554	15,777,540	16,052,391	8,519,952

(1) Includes stock-based compensation of:
Cost of sales	$27	$28	$78	$53
Research and development	51	46	127	101
General and administrative	267	437	1,110	983
Sales and marketing	65	108	223	206

	$410	$619	$1,538	$1,343

See accompanying notes to condensed financial statements.

RESTORE MEDICAL, INC.
Condensed Statements of Cash Flows
(Unaudited, in thousands)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(10,424)	$(8,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	175	140
Stock-based compensation	1,538	1,343
Preferred stock warrant loss	—	(500)
Bad debt expense	94	87
Non-cash interest expense	121	119
Change in operating assets and liabilities:
Trade receivables	251	(465)
Related-party receivables	(18)	5
Inventories	(135)	19
Prepaid expenses	34	(164)
Other current assets	(20)	(67)
Accounts payable	(582)	220
Accrued expenses	(661)	270
Accrued payroll and related expenses	6	70
Other long-term liabilities	1	6

Net cash used in operating activities	(9,620)	(7,856)

Cash flows from investing activities:
Maturities of short-term investments	26,996	6,011
Purchase of short-term investments	(23,595)	(18,100)
Purchases of machinery and equipment	(87)	(127)

Net cash provided by (used in) investing activities	3,314	(12,216)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	4,000
Decrease in deferred offering costs	—	61
Repayments on long-term debt	(1,626)	(490)
Capital lease payments	(20)	(13)
Proceeds from stock options exercised	206	176
Net proceeds from initial public offering	—	27,681

Net cash (used in) provided by financing activities	(1,440)	31,415

Net (decrease) increase in cash and cash equivalents	(7,746)	11,343
Cash and cash equivalents:
Beginning of period	11,377	3,397

End of period	$3,631	$14,740

Supplemental disclosure:
Interest paid	$422	$416
Non-cash investing and financing activities:
Value of common stock warrants issued with debt	—	273
Capital lease financing	82	116
Deemed dividend from revision of preferred stock conversion price	—	20,799
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
(2) Liquidity
We believe that our current cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to fund our working capital and capital resource needs through mid 2008. The funding of our operations beyond mid 2008 will require additional investments in our Company in the form of equity or debt financing. We are actively exploring various equity and debt financing alternatives. Any sale of additional equity or issuance of debt will result in dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain additional financing, we will need to significantly reduce the scope of our operations including a reduction in the size of our sales and marketing, research and development, administrative and manufacturing staff combined with the elimination of the significant programs and initiatives planned by each of those functional groups. These changes would have a material adverse effect on our business.
(3) Basis of Presentation
In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These condensed financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the entire 2007 fiscal year.
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
(4) Stock Options and Accounting for Stock-Based Compensation
The Company has adopted the Restore Medical, Inc. 1999 Omnibus Stock Plan (the Plan) that includes both incentive stock options and nonqualified stock options to be granted to employees, officers, consultants, independent contractors, directors and affiliates of the Company. Incentive stock options must be granted at an exercise price not less than the fair market value of the common stock on the grant date. Incentive stock options granted to participants owning more than 10% of the Company’s outstanding voting stock must be granted at an exercise price not less than 110% of fair market value of the common

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
stock on the grant date. Options expire ten years from the date of grant and typically vest 25% after the first year of service with the remaining vesting 1/36th each month thereafter.
Stock option activity was as follows:

				Weighted
			Weighted	Average
	Shares	Shares	Average Exercise	Remaining
	Available for	Under	Price	Contractual
	Grant	Options	Per Share	Life in Years
Balance, December 31, 2006	588,407	2,399,306	$4.17	8.4
Granted	(2,109,320)	2,109,320	2.41	9.7
Exercised	—	(186,257)	1.10
Forfeited	358,083	(358,083)	5.29
Cancelled	1,464,800	(1,464,800)	5.43

Balance, September 30, 2007	301,970	2,499,486	$2.03	8.7

Exercisable as of September 30, 2007		855,359	$2.75	7.0
The following table summarizes information for unvested stock options for the nine months ended September 30, 2007:

		Weighted
		average grant
		date fair value
	Shares	per share
Non-vested at January 1, 2007	1,690,268	$3.85
Granted	2,109,320	3.69
Vested	(506,573)	3.50
Forfeited	(345,115)	4.06
Cancelled	(1,303,773)	3.84

Non-vested at September 30, 2007	1,644,127	$3.76

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
The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Since we have limited historical data on the volatility of our stock as a public company, the expected volatility is based on volatility of similar entities (referred to as guideline companies). In evaluating similarity, we considered factors such as industry, stage of life cycle, size and financial leverage. The expected term of options granted is determined using the “shortcut” method allowed by SAB 107. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The shortcut approach is not permitted for options granted, modified or settled after December 31, 2007. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. We use historical termination behavior to support estimated forfeiture rates. In addition, SFAS 123(R) requires us to reflect the benefits

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow upon adoption. We have recognized no such tax benefits to date.
The following assumptions were used to estimate the fair value of stock option shares granted to employees and directors during the three and nine months ended September 30, 2007 using the Black-Scholes option-pricing model:

	Granted to		Granted to
	Employees		Directors
Volatility		65%		65%
Risk-free interest rates		5.0%		5.0%
Expected option life	6.4	years	5.5	years
Stock dividend yield		0%		0%
Forfeiture rate		8%		2%
The weighted average grant date fair value of share options granted during the nine months ended September 30, 2007 and 2006 was approximately $3.69 and $5.16 per share, respectively. The Company recorded cash received from the exercise of stock options of $206 and did not recognize any related tax benefits during the nine months ended September 30, 2007. Upon exercise, the Company issues new shares of stock. The aggregate intrinsic value of share options exercised during the nine months ended September 30, 2007 and 2006 was approximately $369 and $1,073, respectively. As of September 30, 2007, there was $4,068 of total unrecognized compensation costs related to outstanding options granted after the adoption of SFAS 123(R) which is expected to be recognized over a weighted average period of 3.6 years.
Prior to our initial public offering (IPO) in May 2006, certain stock options were granted with exercise prices that were below the estimated fair value of the common stock at the date of grant. We recorded deferred stock compensation of $2,500 for the period through December 31, 2005 (until the adoption of SFAS 123(R)), in accordance with Accounting Principles Board (APB) No. 25. As of September 30, 2007, there was $815 of deferred stock-based compensation that will be amortized on a straight-line basis over a weighted average period of 1.5 years.
In March 2006, the Company modified certain stock options held by one individual to accelerate the vesting period. The modified stock options resulted in $191 of additional compensation expense for the nine months ended September 30, 2006. The following assumptions were used to estimate the fair value of the 27,180 common stock options modified in March 2006 using the Black-Scholes option-pricing model:

Volatility	67.5%
Risk-free interest rates	4.6%
Expected option life	90 Days
Stock dividend yield	0%
On February 1, 2007, the Board of Directors of the Company approved an amendment to 247,750 stock options that were granted to eleven Company employees between May 15, 2006 and July 20, 2006 whereby the exercise price of such stock options was reduced from a weighted average of $7.89 per share to $3.89 per share, which was the closing price of the Company’s common stock on February 1, 2007. The primary objective of this stock option re-pricing was to address the discrepancy in equity value of the stock options granted to two groups of new employees who were recruited to the Company during a critical period in the Company’s growth and evolution.

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
These stock options are included in the stock option rollforward as a cancellation and grant. All other terms of the stock options, including vesting and termination dates, remained the same. The incremental fair value created by the amendment to the stock options was $122. The remaining unrecognized incremental fair value of $106 will be recognized as compensation expense over the weighted average remaining vesting period of 3.8 years.
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
On August 10, 2007, the Board of Directors of the Company approved the cancellation of options to purchase 326,950 shares of common stock that were granted to employees with an exercise price ranging from $3.37 per share to $8.00 and the concurrent grant of an equal number of replacement stock options with an exercise price of $1.63 per share, which was the historical 45-day trailing average of the closing price of the Company’s common stock on August 10, 2007. The Board of Directors also approved an amendment on August 10, 2007 to the terms of stock options to purchase an aggregate of 890,100 shares of common stock granted to eight executive officers, with exercise prices ranging from $3.37 to $8.00 per share, whereby the exercise price of such stock options was reduced to $1.63 per share. The primary objective of re-pricing and amending these employee and executive stock options was to provide appropriate market-based equity incentives to all Company employees during a critical period in the Company’s evolution and growth. These stock options are included in the stock option rollforward as a cancellation and grant. The terms of the replacement and amended stock option agreements were consistent with the Plan. The incremental fair value created by the modification to the stock options was $386. The remaining unrecognized incremental fair value of $370 as of September 30, 2007 will be recognized as compensation expense over the remaining vesting period of 3.8 years.
(5) Net Loss per Share
Basic net loss per common share (Basic EPS) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (Diluted EPS) is computed by dividing net loss by the weighted average number of common shares and dilutive potential common shares outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. Diluted EPS is identical to Basic EPS since potential common shares are excluded from the calculation, as their effect is anti-dilutive. The weighted average shares outstanding for basic and diluted loss per share includes 378,122 shares of common stock underlying warrants to purchase common stock as such warrants are immediately exercisable and have an exercise price of $0.02 per share. The common stock underlying the warrants is considered outstanding in substance for EPS purposes. Historical outstanding potential common shares not included in diluted net loss per share attributable to common stockholders were 2,827,062 for the three and nine months ended September 30, 2007 and 2,655,750 for the three and nine months ended September 30, 2006.

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
Net loss per share for the three and nine months ended September 30, 2007 and 2006 is based on the weighted average shares outstanding as summarized in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Weighted average common shares and equivalents outstanding:
Common shares outstanding	15,722,432	15,399,418	15,674,269	8,141,830
Warrants issued at a nominal exercise price	378,122	378,122	378,122	378,122

Weighted average shares outstanding — basic and diluted	16,100,554	15,777,540	16,052,391	8,519,952

Net loss per share — basic and diluted	$(0.17)	$(0.24)	$(0.65)	$(3.49)

(6) Short–term Investments in Debt Securities
Short-term investments consisted solely of corporate debt securities as of September 30, 2007. The Company classifies these investments as held-to-maturity due to the intent and ability to hold them until they mature. The carrying value of these instruments approximates fair market value. Declines in value of marketable securities classified as held-to-maturity are considered to be temporary.
(7) Inventories
We state our inventories at the lower of cost or market, using the first-in, first-out method. Market is determined as the lower of replacement cost or net realizable value. Inventory write-downs are established when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Costs associated with excess capacity are charged to earnings as incurred. Inventory write-downs are measured as the difference between the cost of inventory and estimated realizable value. Inventories at September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007	December 31, 2006
Raw Materials	$48	$57
Work In Process	507	320
Finished Goods	178	221

	$733	$598

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
(8) Long-Term Debt
Long-term debt consisted of the following as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Term loan (interest at prime plus 3% maturing December 2008), net of debt discount of $46 and $74 , respectively	$3,331	$4,930
Capital lease for equipment (interest at 9.35%, monthly payments maturing September 2009)	—	18
Capital lease for leasehold improvements (interest at 14.33%, monthly payments maturing March 2010)	22	27
Capital lease for equipment (interest at 12.14%, monthly payments maturing July 2011)	70	80
Capital lease for equipment (interest at 9.16%, monthly payments maturing August 2012)	95	—

	3,518	5,055
Less current portion, net of debt discount of $37 and $37, respectively	(2,424)	(2,192)

Total long-term debt	$1,094	$2,863

The term loan is payable over 30 consecutive monthly payments of principal and interest which began on July 1, 2006, with an additional final payment in an amount equal to 5% of the original loan due on December 31, 2008.
In August 2007, we entered into a new capital lease agreement for the purchase of equipment with an annual interest rate of 9.16% and monthly payments commencing in September 2007 maturing in August 2012. The total capital lease amount financed was $96, which included the new equipment and the remaining outstanding capital lease obligation of $14 originally maturing in September 2009, for which we retired the assets originally associated with that lease commitment.
(9) Significant Customers
The following table summarizes the number of customers who individually comprise greater than 10% of total net sales and their aggregate percentage of the Company’s total net sales for the three and nine months ended:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Number of customers	1	1	1	1
Percent of total net sales	22%	15%	22%	10%

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
The following table summarizes the number of customers who individually comprise greater than 10% of total net accounts receivables and their aggregate percentage of the Company’s total net accounts receivables:

	September 30,	December 31,
	2007	2006

Number of customers	1	2
Percent of total net receivables	36%	26%
(10)	Stockholders’ Equity (Deficit)

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

(11)	Adoption of New Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the three and nine months ended September 30, 2007.

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
We develop, manufacture and market our proprietary and patented Pillar® palatal implant system (Pillar System). The Pillar System is a simple, innovative, minimally invasive, implantable medical device used to treat sleep disordered breathing, which includes mild to moderate obstructive sleep apnea, or OSA, and habitual or socially disruptive snoring. During the Pillar Procedure®, a physician implants three small, braided, proprietary polyester inserts into the muscle of the soft palate. These Pillar inserts, together with the body’s natural fibrotic response to the implanted Pillar inserts, add structural support and stiffen the soft palate, thereby minimizing or eliminating the palatal tissue vibration that can cause snoring and the collapse that can obstruct the upper airway and cause OSA. We believe the Pillar Procedure is a safe, clinically effective, long-lasting and low-risk procedure with minimal pain or complications that offers significant benefits to both patients and physicians over other available treatment options.
Our Pillar System was cleared by the United States Food and Drug Administration, or FDA, for snoring in December 2002 and for mild to moderate OSA in July 2004. Our Pillar System received CE Mark certification for both snoring and mild to moderate OSA from the European Commission in May 2003 and December 2004, respectively.
We currently market and sell our Pillar System to otolaryngologists (ear, nose and throat physicians) and to a limited number of oral maxillofacial surgeons. We employ a direct sales force in the United States currently consisting of 15 sales representatives and 3 regional sales directors, and market our products in more than 20 countries outside the United States through independent distributors. We expect to incur net losses through at least 2008 as we continue to invest in the development of the market for the Pillar System.
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

RESTORE MEDICAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Unaudited)
Results of Operations (in thousands, except for average selling price)
Comparison of the Three and Nine Months Ended September 30, 2007 and 2006
Net Sales. Net sales for the quarter and nine months ended September 30, 2007 were $1,153 and $3,313, which was a decrease of $65 (5%) and $1,467 (31%), respectively, from the comparable periods in 2006.
The following table summarizes the geographic dispersion of the Company’s revenue:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
United States	$955	$1,087	$2,918	$3,639
Asia Pacific	14	41	53	690
Europe	137	42	232	295
All other markets	47	48	110	156

	$1,153	$1,218	$3,313	$4,780

Net sales in the United States for the quarter and nine months ended September 30, 2007 were $955 and $2,918, which was a decrease of $132 (12%) and $721 (20%), respectively, from the comparable periods in 2006. The decrease in domestic sales from the comparable periods in 2006 is due to the continued effect of the disruption caused by the ongoing restructuring of our sales organization and implementation of the sales and marketing strategies required to support our new integrated consultative sales approach that we initiated in the fourth quarter of 2006. The United States average selling price for the three Pillar inserts used in each Pillar Procedure was approximately $680 in the first nine months in each of 2007 and 2006.
Net sales internationally for the quarter and nine months ended September 30, 2007 were $198 and $395, respectively, compared to $131 and $1,141, respectively, for the comparable periods in 2006. The increase in the international sales for the three months ended September 30, 2007 was due to an increase in reorder volume from established distributors in Europe, as compared to the same period in 2006. The decrease in international sales for the nine months ended September 30, 2007 was primarily due to lower sales to our two largest distributors covering the majority of the Asia Pacific market. Due to current inventory levels at these two distributors resulting from delays in planned market launches, execution of certain market development activities and obtaining a required government pricing approval for the Pillar System in a key market, we did not receive orders from either of these two distributors in the first nine months of 2007. The agreement with our distributor covering China expired pursuant to the original term during the second quarter of 2007. Due to a change in the distributor’s organizational structure and business focus, the distribution agreement has not been renewed. We are currently evaluating alternatives for the distribution of our product in China. Additionally, we made a decision in the fourth quarter of 2006 to focus on our higher margin U.S. business and to significantly decrease the near-term investment in our international business. The combination of these factors contributed to decreased net sales internationally in the nine months ended September 30, 2007 compared to the same period in 2006. Our independent distributors purchase our Pillar System from us at a discount to our U.S. list price for resale; the end-user price of our Pillar System in each country is determined by the distributor and varies from country to country.
Cost of sales and gross margin. Our cost of sales consists primarily of material, labor and manufacturing overhead expenses. Cost of sales also includes warranty expenses, as well as salaries and personnel-related expenses, including stock-based compensation, for our operations management team and quality control. Cost of

RESTORE MEDICAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Unaudited)
sales were $269 and $813, respectively, for the quarter and nine months ended September 30, 2007 which was an increase of $38 (16%) and a decrease of $473 (37%), respectively, from the comparable periods in 2006. As a percentage of net sales, gross margin was 77% and 75%, respectively, for the quarter and nine months ended September 30, 2007, compared to 81% and 73%, respectively, for the same periods in 2006. The increase in cost of sales and decrease in gross margin for the three months ended September 30, 2007 was a result of an increase in the cost to manufacture each Pillar System due to fixed manufacturing costs which were allocated over a lower production volume. The decrease in cost of sales for the nine months ended September 30, 2007 was primarily a result of lower product sales.
Research and development expenses. Our research and development expenses consist of salaries and other personnel-related expenses, including stock-based compensation, for employees engaged in research, development and engineering activities and materials used and other overhead expenses incurred in connection with the design and development of our products. Research and development expenses decreased by $133 (16%) to $707 for the quarter ended September 30, 2007 as compared to $840 for the comparable period in 2006, and increased by $306 (14%) to $2,566 for the nine months ended September 30, 2007 from the comparable period in 2006. The decrease in expenses for the quarter ended September 30, 2007 was mainly due to decreases in product development expenses of $158, offset by the combined increase in clinical and prototype expenses of $63. The increase in expenses for the first nine months of 2007 was primarily attributable to increased compensation expense of $340 related to the addition of personnel in the third and fourth quarters of 2006 within both of our research and clinical departments and an increase in prototype expenses of $118 over the same period in the prior year. These increases were offset by the decrease in product development expenses of $103 and recruiting fees of $58, which were incurred in the comparable period in the prior year. In future quarters, we expect research and development expenditures will increase as our new product development projects progress, we undertake additional post-market clinical studies of the Pillar Procedure and we begin clinical trials of new products.
General and administrative expenses. Our general and administrative expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation for executive, accounting and administrative personnel, professional service fees and other general corporate expenses. General and administrative expenses were $927 and $3,644, respectively, for the quarter and nine months ended September 30, 2007, which was a decrease of $430 (32%) and $174 (5%), respectively, from the comparable periods in 2006. The decrease in expenses for the quarter was mainly due to a decrease in stock-based compensation expense of $170, audit and legal fees of $77 and other various general and administrative expenses of $181. The decrease in expenses for the nine-month period was due primarily to a combined decrease in audit, legal and professional services fees of $485, offset by increases in stock based compensation of $127, and a combined increase in insurance liability and investor relations fees of $166.
Sales and marketing expenses. Our sales and marketing expenses consist primarily of salaries, commissions and other personnel-related expenses, including stock-based compensation, for employees engaged in sales, marketing and support of our products, trade shows, co-marketing, promotional and public relations expenses and the management and administration expenses in support of sales and marketing. Sales and marketing expenses were $2,050 and $6,879, respectively, for the quarter and nine months ended September 30, 2007, which was a decrease of $619 (23%) and $82 (1%), respectively, from the comparable periods in 2006. This decrease for the quarter was primarily attributable to a decrease of $506 in advertising expenses due to the discontinuation of several co-marketing programs. The decrease for the nine-month period was a combination of increases in overall compensation expense of $740 with the hiring of additional sales representatives in 2007 offset by decreases in advertising, promotion, public relation and professional fees of $805.
Interest income. Interest income for the quarter and nine months ended September 30, 2007 was $189 and $706, respectively, compared to interest income of $382 and $612, respectively, for the comparable periods in 2006.

RESTORE MEDICAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Unaudited)
Both the decrease in the quarter ended and the increase in the nine months ended are attributable to the change in the cash available for investing activities and interest earned from those investments.
Interest expense. Interest expense for the quarter and nine months ended September 30, 2007 was $164 and $541, compared to $231 and $517, respectively, for the comparable periods in 2006. The decrease in the quarter and increase in the nine-month period was due to the interest expense resulting from draws on our loan facility with Lighthouse Capital Partners during the first quarter of 2006 prior to our IPO, and the subsequent pay down of the loan facility and the correlating decrease in expense.
Preferred stock warrant gain. In the quarter and nine months ended September 30, 2006, we recognized a gain of $0 and $500, respectively, due to a decrease in the estimated fair value of our preferred stock warrants subject to redemption. Following our IPO in May 2006, all preferred stock and preferred stock warrants were converted to common stock and common stock warrants.
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
As of September 30, 2007, we had total cash, cash equivalents and marketable securities of $12.7 million.
Net cash used in operating activities was $9.6 million during the first nine months of 2007 compared to $7.9 million in the first nine months of 2006. Cash used in operating activities increased by $1.7 million resulting from operating losses and changes in working capital, net of non-cash stock-based compensation.
Net cash provided by investing activities was $3.3 million during the first nine months of 2007 compared to $12.2 million used in investing activities in the first nine months of 2006. During 2007 and 2006, cash used in investing activities primarily related to the purchase and maturities of short-term investments.
Net cash used in financing activities was $1.4 million during the first nine months of 2007 primarily consisting of the repayment of long-term debt, offset by proceeds from the issuance of common stock. Net cash provided by financing activities was $31.4 million during the first nine months of 2006 consisting of proceeds from the issuance of common stock in relation to our IPO and the issuance of long-term debt.
As of September 30, 2007, we had outstanding long-term debt of $3.3 million pursuant to a term loan, which accrues interest at a rate equal to prime plus 3%. The term loan is being repaid over 30 consecutive monthly payments of principal and interest which began on July 1, 2006, with an additional final payment in an amount equal to 5% of the original loan due on December 31, 2008. The term loan is collateralized by substantially all of our assets excluding our intellectual property. In addition, we have three capital leases for equipment totaling $187,000 with various interest rates from 9.16% to 14.33%, with the last lease payment to be made in August 2012. As of September 30, 2007, we were in compliance with all of the covenants contained in the term loan agreement and leasing obligations.

RESTORE MEDICAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Unaudited)
We believe that our current cash and cash equivalents and cash generated from operations will be sufficient to fund our working capital and capital resource needs through mid 2008. The funding of our operations beyond mid 2008 will require additional investments in our Company in the form of equity or debt financing. We are actively exploring various equity and debt financing alternatives. Any sale of additional equity or issuance of debt will result in dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain additional financing, we will need to significantly reduce the scope of our operations including a reduction in the size of our sales and marketing, research and development, administrative and manufacturing staff combined with the elimination of the significant programs and initiatives planned by each of those functional groups. These changes would have a material adverse effect on our business.
Disclosures about Contractual Obligations and Commercial Commitments
The following table aggregates all contractual commitments and commercial obligations that affect our financial condition and liquidity position at September 30, 2007 (in thousands):

		(remaining 3
Contractual Obligations	Total	months in 2007)	2008	2009	2010	2011	Thereafter
Term-debt facility	$3,378	$576	$2,802	$—	$—	$—	$—
Capital lease obligations	185	9	40	44	41	35	16
Operating leases	1,009	60	276	384	289	—	—
Deposit payable	5	—	5	—	—	—	—

Total contractual cash obligations	$4,577	$645	$3,123	$428	$330	$35	$16

The above contractual obligations exclude interest on the term facility and capital lease obligations.
Significant Customers
One customer individually accounted for 22% of our total net sales for the three and nine months ended September 30, 2007. One customer individually accounted for 15% and 10% of our total net sales for the three and nine months ended September 30, 2006, respectively.
New Accounting Standards
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the three and nine months ended September 30, 2007.
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
•	the availability of capital to fund our future operations;

•	the demand for and acceptance of our Pillar System to treat mild to moderate OSA and snoring by both physicians and patients;

•	the success of alternative therapies and surgical procedures to treat individuals suffering from sleep disordered breathing, and the possible future introduction of new products and treatments for sleep disordered breathing;

•	our ability to maintain current pricing for our Pillar System;

•	the expansion and rate of success of our direct sales force in the United States and our independent distributors internationally;

•	the successful completion of current and future clinical studies, the presentation and publication of positive outcomes data from these clinical studies and the increased adoption of the Pillar Procedure by physicians as a result of the data from these clinical studies;

•	actions relating to ongoing FDA and European Union compliance;

•	the size and timing of orders from physicians and independent distributors;

•	our ability to obtain reimbursement for the Pillar Procedure for the treatment of mild to moderate OSA in the future from third-party healthcare insurers;

•	the willingness of patients to pay out-of-pocket for the Pillar Procedure to treat snoring and, in the absence of reimbursement from third-party healthcare insurers, mild to moderate OSA;

•	unanticipated delays in the development and introduction of our future products and/or our inability to control costs;

•	seasonal fluctuations in revenue due to the elective nature of sleep-disordered breathing procedures and treatments, including the Pillar Procedure;

•	general economic conditions, as well as those specific to our customers and markets; and

•	other risks and factors identified from time to time in our reports and prospectuses filed with the Securities and Exchange Commission, including, without limitation, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.
All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

RESTORE MEDICAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Unaudited)
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our cash is invested in bank deposits and money market funds denominated in United States dollars. The carrying value of these cash equivalents approximates fair market value. Our investments in marketable securities are subject to interest rate risk and our financial condition and results of operations could be adversely affected due to movements in interest rates. Due to the short-term nature of these investments, a 1% change in market interest rates would have an impact of approximately $126,000 on an annual basis. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk-sensitive instruments, positions or transactions to any material extent.
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

RESTORE MEDICAL, INC
Part II. OTHER INFORMATION
Item 1A. Risk Factors
Important risk factors applicable to us are outlined in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006. As a result of developments in our business since the filing of our Form 10-K, below we are providing an update of the risk factors outlined in our Form 10-K relating to our future capital requirements:
Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from executing our growth strategy.
We believe that our current cash and cash equivalents and cash generated from operations will be sufficient to fund our working capital and capital resource needs through mid 2008. The funding of our operations beyond mid 2008 will require additional investments in our Company in the form of equity or debt financing. We are actively exploring various equity and debt financing alternatives. Additional financing may not be available on terms favorable to us, or at all. Any sale of additional equity or issuance of debt may dilute your percentage ownership of our common stock. Furthermore, any new equity securities we issue could have rights, preferences and privileges superior to our common stock. Capital raised through debt financings could require us to make periodic interest payments and could impose potentially restrictive covenants on the conduct of our business. If we are unable to obtain additional financing, we will need to significantly reduce the scope of our operations including a reduction in the size of our sales and marketing, research and development, administrative and manufacturing staff combined with the elimination of the significant programs and initiatives planned by each of those functional groups. These changes would have a material adverse effect on our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 22, 2006, we completed our IPO of 4,000,000 shares of common stock (the IPO Shares). We sold the IPO Shares to the public at a price of $8.00 per share. Our sale of IPO Shares was registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (Registration Stmt. No. 333-132368), which was declared effective by the Securities and Exchange Commission on May 16, 2006. We received net proceeds from the sale of the IPO Shares, after deducting the underwriting discount and offering expenses, of approximately $27.7 million. The net proceeds have been invested in money market funds, investment grade commercial paper and debt instruments of the U.S. government and its agencies. During the nine months ended September 30, 2007, we used approximately $14.9 million of the net proceeds from the IPO for general corporate purposes, including expanding domestic marketing and sales organizations and programs, increasing product development efforts and increasing our clinical study initiatives.
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

November 6, 2007

Exhibit Index

Exhibit No	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications