Form 10-K
period 2007-12-31
Restore Medical, Inc.
filed 2008-03-27
CIK 1350620

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing sales price of the common stock as reported on the Nasdaq Global Market) on June 30, 2007 was approximately $29,554,000.

As of March 24, 2008, 15,731,094 shares of common stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Overview

We develop, manufacture and market our proprietary and patented Pillar® palatal implant system (“Pillar System”). The Pillar System is a simple, innovative, minimally invasive, implantable medical device used to treat the soft palate component of sleep disordered breathing, which includes mild to moderate obstructive sleep apnea, or OSA, and habitual or socially disruptive snoring. During the Pillar Procedure, a physician implants three small, braided, proprietary polyester inserts into the muscle of the soft palate. These Pillar inserts, together with the body’s natural fibrotic response to the implanted Pillar inserts, add structural support and stiffen the soft palate, thereby minimizing or eliminating the palatal tissue vibration that can cause snoring and the collapse that can obstruct the upper airway and cause OSA. We believe the Pillar Procedure is a safe, clinically effective, long-lasting and low-risk procedure with minimal pain or complications that provides patients and physicians with significant benefits over other available options to treat the soft palate component of snoring and OSA.

As reported in the April 2004 Journal of the American Medical Association, it is estimated that one in five adults, or approximately 44 million people, in the United States suffers from mild OSA, and that one in 15 adults, or approximately 15 million people, in the United States suffers from moderate or more severe OSA. A significant number of these estimated 59 million people who suffer from OSA remain undiagnosed and many of those diagnosed with mild to moderate OSA may be reluctant to seek treatment given the less severe nature of their condition, the potentially negative lifestyle effects of traditional treatments, and the lack of awareness of new treatment options. Internationally, the aggregate number of people with OSA is estimated to exceed that in the United States, including approximately 20 million people in Western Europe, 57 million people in China, and 47 million people in India. OSA is a potentially harmful breathing condition caused by one or more anatomical obstructions of the upper airway during sleep. Individuals suffering from OSA experience frequent interruptions during sleep, resulting in excessive daytime sleepiness that can lead to memory loss, lack of concentration, depression and irritability. OSA also has been linked to more severe health consequences, including increased risks of cardiovascular morbidity, high blood pressure, stroke, heart attack and Type II diabetes.

In a separate report, the American Academy of Otolaryngology, or AAO, estimates that one in four adults, or approximately 55 million people, in the United States suffer from habitual snoring. Because most people who have OSA also snore, the number of people with OSA overlaps significantly with the number of people who snore. Snoring is a lifestyle issue that often negatively affects the quality of life for the individual who snores and his or her bed partner, often resulting in daytime sleepiness and irritability for both.

We currently market and sell our Pillar System primarily to otolaryngologists (ear, nose and throat physicians, or ENTs) and to a limited number of other healthcare professionals that treat sleep disordered breathing, as a minimally invasive, clinically effective treatment for mild to moderate OSA and snoring. Our Pillar System has been both cleared by the U.S. Food and Drug Administration, or FDA, and received CE Mark certification from the European Commission for treatment of mild to moderate OSA and snoring. To date, more than 30,000 Pillar Procedures have been performed world-wide. Our goal is to have the Pillar Procedure recognized as the preferred minimally invasive treatment for the soft palate component of snoring and mild to moderate OSA. We also intend to establish the Pillar Procedure as the preferred alternative palatal treatment for individuals suffering from OSA who are unable or unwilling to comply with traditional treatments, including continuous positive airway pressure, or CPAP, or for those who are seeking a safe and clinically effective alternative to CPAP therapy or more invasive palatal surgical procedures for reasons of quality of life, lifestyle, flexibility or convenience.

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

OSA occurs when air flow into or out of the nose or mouth is obstructed during sleep due to excess or relaxed tissue that collapses and blocks the upper airway during inhalation. When the upper airway becomes blocked, the brain detects a drop in blood oxygen concentration that causes a “physiological awakening” in order to tighten the muscles and tissues of the upper airway to overcome the obstruction and allow normal breathing to resume. People with OSA may experience sleep disruptions several hundred times in one night, in many cases without being aware that they are physiologically waking up, thereby losing the ability to achieve the deep, restful sleep that is critical to good health. For most people, the soft palate and base of the tongue are the primary contributors to upper airway obstruction, although blockages in the nasal airway and walls of the throat, including the tonsils, also affect significant numbers of people. Ingestion of alcohol or sleeping pills can increase the frequency and duration of breathing pauses in people with OSA. Obesity also can be a contributing factor to OSA when excessive amounts of tissue narrow or obstruct the upper airway, as can the loss of muscle and tissue tone and elasticity as a result of aging.

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

In addition to primary care physicians, ENTs, pulmonologists, neurologists, or other physicians who have specialized training in sleep disordered breathing may diagnose and treat, or prescribe treatment for OSA. There also is a group of oral maxillo facial surgeons and dentists who have been certified by the American Academy of Dental Sleep Medicine who provide patients suffering from snoring and OSA with oral appliance therapy. Diagnosing the cause of OSA is complicated because there can be many different reasons for disturbed sleep, as well as multiple areas of upper airway obstruction that can contribute to OSA. While there are several tests available to accurately diagnose the presence of OSA, an attended sleep study, or polysomnography, or an ambulatory diagnostic sleep study is required to determine the severity of an individual’s OSA. Attended sleep studies are most commonly administered in sleep labs or dedicated sleep centers and require an overnight stay. Ambulatory home sleep studies increasingly are offered by physicians as an alternative to an attended sleep study. Ambulatory home sleep studies are self-administered by patients, and the output or reports typically are read or interpreted by a board-certified sleep physician. Although ambulatory home sleep studies historically have not been covered by health insurance, in March of 2008, the Center for Medicare and Medicaid Services implemented a national coverage determination to reimburse for several categories of home sleep study devices.

The specific therapy recommended to treat OSA is tailored to individual patients based on the patient’s medical history, physical examination and the results of sleep studies. In addition to recommended lifestyle changes, treatment options for OSA traditionally have been limited to mechanical therapies or the surgical removal or scarring of tissue.

Mechanical Therapies

The most frequently prescribed and common treatment for OSA is CPAP. CPAP therapy requires the patient to wear a nasal or facial mask during sleep that is connected by a tube to a portable airflow generator which delivers air at a predetermined or self-adjusting continuous positive pressure. The continuous positive pressure forces air through the nasal passages and down the upper airway, keeping tissues in the nose and at the back of the throat open and unobstructed, essentially acting as a pneumatic stent of the upper airway during sleep. CPAP prevents upper airway closure while in use, but apnea or hypopnea episodes return when CPAP is stopped or used improperly. CPAP is not a cure for OSA, but a life-long therapy for managing OSA that must be used on a nightly basis. Non-compliance rates for CPAP are estimated to exceed 50% due to factors such as physical discomfort and claustrophobia resulting from use of the nasal or facial mask, nasal and facial irritation, uncomfortable sleeping positions, lifestyle changes, social factors and inconvenience. CPAP typically is prescribed by a physician who has been board certified in sleep medicine by the American Academy of Sleep Medicine (AASM). The reimbursed costs of the portable airflow generator and accessories required for CPAP therapy in the first year of use range from $1,200 to $2,500. The accessories, including hoses, masks and filters, must be periodically replaced at an annual reimbursed cost of approximately $350 to $500.

Another mechanical therapy prescribed to treat OSA is a custom-fitted or prefabricated orthodontic-like device, or oral appliance, that is worn while sleeping. An oral appliance attempts to reposition the jaw and/or the base of the tongue to prevent the tongue from collapsing and obstructing the upper airway during sleep. Oral appliances typically are prescribed and fitted by a sleep dentist, a general dentist or an orthodontist. The American Board of Dental Sleep Medicine (ABDSM), an independent board of examiners that was established in 2004, educates, trains, tests and certifies duly licensed dentists to treat sleep breathing disorders as Diplomates of the ABDSM. The AASM recognizes the Diplomate status granted by the ABDSM. While oral appliances can be helpful to those patients whose OSA is primarily the result of a collapse of the base of the tongue, oral appliances have not proven to be effective for treating the palatal collapse or flutter addressed by the Pillar System. Oral appliances can be uncomfortable and inconvenient, and many patients are unable to comply with the requirement of nightly life-long use. Periodic visits to adjust the oral appliance and dental rehabilitation often are required. Coverage of oral appliances by third-party healthcare insurers varies from plan-to-plan, and ranges from no coverage, to partial coverage, to full coverage. The price of oral appliances to patients typically ranges between $1,500 and $3,500.

Surgical Procedures

Prior to introduction of the Pillar Procedure, the only options for palatal-based OSA patients who were not able to tolerate or comply with CPAP therapy were aggressive interventional palatal surgical procedures that permanently remove or scar tissue. These surgical procedures are most often performed by ENTs.

Although there are several interventional procedures used to remove or destroy soft palate tissue that can cause upper airway obstructions, none of these surgical procedures is completely successful or without risks. The more invasive of these palatal surgical procedures are very painful, usually require post-procedure prescription narcotics to manage the pain, often result in potentially serious post-surgical complications which can involve hospital re-admission, usually result in lengthy recovery periods of up to two weeks or more, and are expensive to administer. Interventional procedures to scar or stiffen soft palate tissue often involve more than one treatment, and the scarring or stiffening that results from these procedures diminishes over time as scar tissue tends to remodel and lose stiffness. Other extremely aggressive surgical procedures to treat OSA include a variety of procedures intended to improve air flow through the back of the throat, such as procedures that remove tissue, or that detach and reattach soft tissues in the back of the throat, advance or suspend muscle tissue in the tongue, or advance and realign the upper and lower jaws.

Uvulopalatopharyngoplasty, or UPPP, which historically has been the most common palatal surgical treatment for both OSA and snoring, uses a scalpel, electrocautery, coblation or other cutting technology to remove excess tissue at the back of the throat (tonsils, uvula, and part of the soft palate) under general anesthesia. The UPPP procedure is very painful, often requires an overnight hospital stay, sometimes requires hospital readmission to resolve complications, and typically involves a lengthy recovery period of up to two weeks. An analysis of 18 clinical studies published in February 1996 with the approval of the American Sleep Disorders Association, which included 497 patients who underwent a UPPP procedure to treat their OSA, reported a 38.2% improvement in the patients’ respiratory disturbance index. In a separate analysis published in January 2005 by the American Laryngological, Rhinological and Otological Society of the early complications experienced by 1,004 patients who underwent a UPPP, the post-surgical complication rate ranged from 3.4% to 19.4%, including severe complications such as post-operative pulmonary embolism, respiratory complications, hemorrhaging and cardiovascular events. Although the incidence of long-term complications of the UPPP procedure is unclear, the most commonly reported long-term side effects include velopharyngeal insufficiency (a poor seal between the pharynx and soft palate causing a regurgitation of food and fluids when swallowing and adversely affecting speech), nasopharyngeal stenosis (a narrowing of the upper airway above the soft palate) and voice change. It is difficult to predict which patients will experience good clinical results following this procedure. The UPPP procedure often is covered by third-party healthcare insurers after a patient has been unable to comply with CPAP therapy. The average reimbursed cost of a UPPP procedure ranges from $3,100 to $6,800, depending upon the geographic region in which the procedure takes place. If paid for out-of-pocket, the average cost of a UPPP procedure to the patient ranges from $9,600 to $16,400, depending upon the geographic region in which the procedure takes place and length of stay. Complications could result in additional costs.

Laser-assisted uvulopalatoplasty, or LAUP, is similar to UPPP but uses heat from a laser to destroy tissue of the soft palate. The LAUP procedure requires the use of expensive laser capital equipment and often involves multiple treatments. The clinical and economic benefits of using LAUP over UPPP have not been well established and, as a result, LAUP procedures now are performed relatively infrequently. LAUP procedures typically are performed as an outpatient procedure or in a physician’s office, and generally are not reimbursed by third-party healthcare insurers. The total out-of-pocket cost to the patient ranges between $1,500 and $3,000, and multiple procedures may be required.

Radiofrequency ablation, or RF ablation, is a procedure that uses high frequency radio waves to stiffen the soft palate tissue through scarring, and/or reduce the volume of excess nasal turbinate and/or base of tongue tissue. In order to achieve acceptable near-term results, RF ablation typically requires more than one treatment in separate visits to the physician. RF ablation can be painful and uncomfortable, and the clinical effect of scarring the soft palate through ablation often is not permanent because the scar tissue tends to remodel over time and lose stiffness. RF ablation is most often performed in the physician’s office and is generally not reimbursed by third-party healthcare insurers. FDA clearance for use of RF ablation to treat OSA is currently limited to base of tongue procedures. The total out-of-pocket cost to the patient typically ranges between $1,500 and $3,000, and patients often require two or three treatments per site of obstruction.

Snoring

Habitual and socially disruptive snoring affects both the individual who snores and his or her bed partner, often causing daytime sleepiness and irritability for both. The average non-snoring bed partner loses approximately an hour of sleep each night as a result of his or her partner’s snoring. Additionally, a survey of 1,008 adults whose partner experienced sleep-related problems, including heavy snoring, determined that 31% of the couples surveyed adjust their sleeping habits by sleeping apart, altering their sleep schedules or wearing ear plugs while sleeping.

The noisy sounds of snoring occur when air flows across the upper airway tissues of the nose or back of the mouth or throat (soft palate), causing relaxed or unstable tissue to vibrate. Although vibration of other parts of the upper airway may contribute to snoring, the soft palate is estimated to contribute to snoring in 90% or more of patients.

The diagnosis of snoring typically involves a consultation between the patient, his or her bed partner and the patient’s primary physician, along with a physical examination of the patient’s upper airway. Snoring alone often is treated by an ENT who specializes in sleep disordered breathing, although increasingly, patients also are being referred to sleep dentists. These physicians or sleep dentists often discuss treatment alternatives with both the patient and his or her bed partner, because in many cases the bed partner is most affected by the patient’s snoring.

Historically, the treatment options for snoring have been limited. Often times, the only options presented to patients have been lifestyle changes, such as weight loss or sleeping position adjustment; unproven and clinically ineffective over-the-counter remedies, such as nasal strips; oral appliances, which frequently are ineffective; expensive, invasive and painful surgical procedures, such as UPPP or LAUP; or less-invasive procedures, such as RF ablation or sclerotherapy, which have not demonstrated sustained or long-term clinical efficacy.

Sclerotherapy (sometimes referred to as injection snoreplasty) is a procedure where a small amount of a sclerosing agent is injected into the soft palate and uvula. The sclerosing agent causes scarring via an inflammatory tissue response, which results in the shrinking and stiffening of tissue. Patients frequently must undergo multiple injections to achieve the desired stiffening of the tissue. As with RF ablation, the results of sclerotherapy often are temporary as scar tissue tends to remodel over time and lose stiffness. Sclerotherapy injections are performed in the physician’s office and generally are not reimbursed by third-party healthcare insurers. The out-of-pocket price range of a single sclerotherapy procedure to the patient is approximately $350 to $500, and periodic additional injections typically are required over time.

All procedures or devices to treat snoring are viewed by third-party healthcare insurers as elective or cosmetic procedures, and are not reimbursed in the absence of a definitive OSA diagnosis. The patient’s out-of-pocket costs for these procedures can range from several hundred dollars for each sclerotherapy injection to multiple thousands of dollars for a UPPP procedure. Although CPAP also may be offered as a therapy for habitual snoring, the costs are not reimbursable, and CPAP is not commonly prescribed for snoring alone.

Our Solution — The Pillar Procedure

Our Pillar System treats the soft palate, which is the most common anatomical contributor to the upper airway obstruction and tissue vibration that causes OSA and snoring. We designed our Pillar System to address several essential clinical and physiological requirements. We wanted to preserve the normal function of the soft palate while producing a long-lasting physiological effect. Additionally, we wanted the Pillar inserts to provide a long-term clinical benefit using only well-known, well-understood biocompatible materials in a procedure that preserved tissue and future treatment options, and finally, was reversible. We designed our Pillar System to stiffen and increase the structural integrity of the soft palate and to improve its response to dynamic airflow, without interfering with normal soft palate functions, such as swallowing or speech. Because the Pillar System is so minimally invasive, it can be used as a stand-alone treatment or in combination with other therapies or treatments.

During the Pillar Procedure, the physician uses topical and local anesthetics to numb the soft palate tissue, and then individually implants three Pillar inserts into the muscle of the soft palate at the junction of the hard and soft palate using a specially-designed, single-use delivery tool. Each precisely braided Pillar insert is approximately 18 mm (0.7 inches) in length and has an outer diameter of 2 mm (0.08 inches). We braid our Pillar inserts to precise specifications from a polyethylene terephthalate fiber that has been used for many years in implantable medical products such as surgical sutures and heart valve cuffs. Each patient receives three Pillar inserts as part of the Pillar Procedure. The Pillar inserts are placed as closely as possible to each other without touching (approximately 2 mm apart) to achieve maximum stiffening.

The implantation of the Pillar inserts into the soft palate tissue triggers the body’s natural fibrotic response to injury and the introduction of foreign bodies, which stimulates tissue growth into and around the inserts, resulting in a fibrotic tissue encapsulation of the implant. The proprietary surface texture of the Pillar inserts promotes this tissue in-growth, serving to anchor the Pillar inserts in the soft palate. In addition to the structural support provided by the inserts themselves, this natural fibrotic response into and around the Pillar inserts further stiffens the soft palate tissue, effectively acting to “extend the hard palate,” and thereby reducing or eliminating the soft palate tissue flutter that causes snoring and the retropalatal collapse that can obstruct the airway and cause OSA.

The reported commercial complication rate for the Pillar Procedure, with more than 30,000 procedures performed to date, is less than 1%. The most commonly reported complication is the partial extrusion of a Pillar insert, which typically occurs as the result of an implant technique issue — the inserts are implanted too shallow or too deep into the soft palate tissue, resulting in a protrusion of the insert. In the event of a partial extrusion, the physician simply removes the partially extruded insert and replaces it with a new Pillar insert.

We believe the Pillar Procedure offers the following significant advantages over other current treatment options:

•	Clinically effective, long-lasting treatment. In multiple clinical studies, the Pillar Procedure has demonstrated comparable or superior clinical outcomes compared to more invasive palatal surgical procedures that involve the permanent removal or destruction of tissue. Our procedure has demonstrated sustained clinical benefits over time, as compared to the clinical benefits of surgical procedures that ablate and destroy palatal tissue, which often diminish over time as scar tissue tends to remodel, reabsorb and lose its stiffness.

•	Low-risk procedure with minimal pain, complications and inconvenience. The Pillar Procedure involves minimal pain and has a reported commercial complication rate of less than 1% with few post-procedure side effects. Invasive surgical procedures, such as UPPP, that permanently remove soft palate tissue are painful, involve recovery periods of up to two weeks and have reported substantially higher complication rates of 3.4% to 19.4%. For CPAP users with mild to moderate OSA who are unable or unwilling to comply with their CPAP therapy, the Pillar Procedure offers a minimally invasive procedural alternative to treat the soft palate component of OSA, and one that can be done in combination with interventional procedures or devices designed to treat other areas of anatomical upper airway obstruction that can cause or contribute to OSA.

•	Uses local anesthetic, not general anesthesia. Physicians use only topical and local anesthetics to perform the Pillar Procedure, rather than the general anesthesia that usually is required for more invasive surgical procedures, resulting in fewer complications and a significantly shorter recovery period for the patient.

•	In-office procedure that takes approximately 20 minutes. The Pillar Procedure is a one-time procedure that typically is performed in the physician’s office. Patients typically resume their normal diet and activities the same day without the need for an overnight hospital stay or prescription pain relievers. Invasive surgical procedures often entail a recovery period of up to two weeks and prescription narcotics to manage the pain. Other surgical procedures that scar or ablate palatal tissue usually require multiple treatments involving repeat visits to the physician.

•	Economic benefits to patients, physicians and third party healthcare insurers. For patients, the Pillar Procedure is a relatively low-cost, one-time treatment solution with no recurring expenses. For physicians, the Pillar Procedure is a simple, easy-to-learn, minimally invasive, in-office procedure with clinical proven and sustained benefits for patients suffering from mild to moderate OSA and chronic snoring. The Pillar Procedure can be a profitable in-office procedure for physicians, and can offer a cost-effective alternative to more invasive and risky procedures with higher complication rates or procedures which have not demonstrated long-term clinical benefits. For patients and health care insurers, the Pillar Procedure offers clinically effective and sustained outcomes with minimal complications, and a cost-effective approach to treat the soft palate component of snoring and OSA.

The Pillar System was cleared by the FDA for snoring in December 2002 and for mild to moderate OSA in July 2004. Our Pillar System also received CE Mark certification from the European Commission for snoring in May 2003 and for mild to moderate OSA in December 2004.

Our Strategy

Our objective is to have the Pillar Procedure adopted by an increasing number of health care providers who focus on treating obstructive sleep disorders as the preferred minimally invasive, in-office treatment of the soft palate for patients suffering from mild to moderate OSA and snoring. We are striving to establish the Pillar Procedure as the preferred soft palate treatment option for individuals who suffer from chronic snoring as well as those individuals who are unable or unwilling to comply with CPAP therapy, or who seek a safe and clinically effective alternative to CPAP therapy for reasons of lifestyle flexibility and convenience. To achieve these goals, we must successfully develop the market for the Pillar Procedure in the United States and internationally. We are undertaking the following key growth strategies and related tactics:

•	Work closely with our key customers who are committed to growing their sleep practices and help them to implement sleep practice support programs and initiatives that help increase the number of patients they treat for obstructive sleep breathing disorders;

•	Work with our key physician customers to establish effective referral relationships with a variety of primary care providers, sleep centers, and sleep dentists to effectively diagnose and treat patients who are suffering from chronic snoring or who are unable or unwilling to comply with CPAP therapy, and are seeking safe and clinically effective alternatives to CPAP therapy for reasons of lifestyle, quality of life, and convenience;

•	Continue to collaborate with health care providers and insurers around the country to establish adequate and appropriate third-party healthcare insurance coverage and reimbursement for use of the Pillar Procedure to treat mild to moderate OSA;

•	Sponsor and participate in additional clinical studies to (i) further validate the clinical effectiveness of the Pillar Procedure for the treatment of snoring and mild to moderate OSA, either stand-alone or in combination with other therapies or procedures to treat the multi-level upper airway obstruction that cause OSA and snoring, and (ii) to evaluate the clinical effectiveness of Pillar inserts for other indications, including the treatment of nasal obstruction; and

•	Proactively explore the development of new technologies, devices and products to effectively diagnose and/or treat areas of upper airway obstruction beyond the soft palate.

Sales and Marketing

U.S. Sales and Marketing Strategies

In the fourth quarter of 2006, we initiated a restructuring of our sales organization and the implementation of sales and marketing programs designed to support an integrated consultative sales approach that helps our key customers establish and grow their sleep disordered breathing practices. At December 31, 2007, we employed a direct sales force in the United States consisting of 15 field representatives, three regional sales directors and one Vice President of U.S. Sales. The direct sales force is primarily focused on marketing and selling our Pillar System to ENTs, and to a lesser extent, to other healthcare professionals who treat patients suffering from sleep disordered breathing, including oral maxillo facial surgeons and sleep dentists. We have worked closely with our key customers to implement practice development and support programs that are designed to help increase the number of patients suffering from sleep disordered breathing who are referred to, or self-refer to, their practices. These practice development programs include the creation and implementation of local physician and prospective patient sleep disordered breathing education programs, as well as customized local advertising, public relations and sleep disordered breathing information initiatives to promote physician practices to potential sleep patients.

In addition to programs focused on our current and potential physician customers, we have developed a number of marketing programs targeted to potential consumers and their bed partners which can be adapted and implemented by local physicians. We will continue to execute marketing programs to increase awareness of our Pillar System as a clinically effective, minimally invasive treatment of the soft palate for individuals suffering from mild to moderate OSA and snoring. These programs will include local and regional marketing programs to increase patient self-referrals as well as working closely with physicians to generate referrals from primary care physicians, sleep centers and other healthcare professionals who see, diagnose, and in some cases, treat patients suffering from obstructive sleep disorders.

International Sales Strategy

We currently market our products in more than 20 countries outside the United States through independent distributors in North and South America, Asia Pacific, Europe, and the Middle East. As part of the sales strategy we initiated in the fourth quarter of 2006, in 2007 we focused our resources on our higher margin U.S. business and significantly decreased the near-term investment in our international business. We have entered into multi-year distribution agreements with each of our international distributors, and under the terms of these international distribution agreements, we ship products to these distributors upon receipt of purchase orders from the distributor. Each of our independent distributors has the exclusive right to sell our Pillar System within a defined geographic territory. Many of these distributors also market and sell other medical products, although contractually they are not permitted to sell products directly competitive with our Pillar System. Our independent distributors purchase Pillar Systems from us at a discount to our United States list price and resell our Pillar System to physicians, hospitals or clinics in their respective geographic territories. The end-user price of Pillar Systems in each country is determined by the distributor and/or local physicians, and varies from country to country.

Clinical Studies

To date, 24 clinical studies have been completed in which the clinical safety and efficacy of the Pillar Procedure has been evaluated and assessed on more than 1,000 patients. Thirteen clinical studies have been completed with more than 600 patients to evaluate the Pillar Procedure for the treatment of mild to moderate OSA. Eleven clinical studies have been completed on over 400 patients to evaluate the Pillar Procedure to treat snoring. The results from these clinical studies have been consistent, and we believe the results, individually and collectively, demonstrate that the Pillar Procedure is a safe and effective treatment for the palatal component of mild to moderate OSA and snoring.

Obstructive Sleep Apnea

All of our OSA clinical studies have evaluated the effectiveness of the Pillar Procedure to treat the palatal component of OSA by measuring the decrease in the severity of patients’ OSA, as measured by a reduction in the apnea-hypopnea index (AHI) utilizing a clinical-based polysomnography (PSG) during an overnight sleep study to assess the severity of patients’ clinical sleep disturbances both prior to and subsequent to receiving Pillar palatal implants. Twelve of the thirteen OSA clinical studies have been either published in peer-reviewed medical journals, accepted for publication in peer-reviewed medical journals, or have been submitted for publication and are undergoing the peer-review process. These studies include the results of the first evidence-based-medicine Level 1 prospective, randomized, blinded, placebo-controlled clinical study of the Pillar Procedure, which was first reported at the American Academy of Otolaryngology (AAO) annual meeting in

September 2006, and subsequently published in the peer-reviewed journal of the AAO, Head & Neck Surgery in February 2008.

Collectively, the results of these various OSA clinical studies report that between 66% and 81% of patients demonstrated a decrease in their AHI between their baseline PSG and the PSG administered 90-days following the Pillar Procedure. Between 21% and 45% of the patients achieved the classical ENT surgical definition of “objective success” (a reduction in AHI ≥ 50% and an absolute AHI ≤ 20). In two of these studies, clinical investigators followed patients out to twelve and fifteen months, respectively, and 77% to 81% of the patients maintained a decrease in their AHI, along with a comparable level of classical ENT objective clinical success.

With over 30,000 patients treated worldwide, the reported commercial complication rate for the Pillar Procedure is less than 1%, with the primary complication being the relatively insignificant partial extrusion of a Pillar insert. In contrast to the more severe and sometimes permanent nature of complications resulting from more invasive palatal surgical procedures, a physician remedies a partially extruded Pillar insert by simply removing the insert and replacing it with another Pillar insert.

Snoring

Manuscripts from eleven clinical studies reporting the safety and efficacy of the Pillar Procedure to treat snoring have been published in peer-reviewed medical journals. The most recent clinical studies reporting on the use of Pillar implants to treat snoring were presented in September 2006 at the AAO annual meeting, and included follow-up results at three years post-treatment, as well as a reduction in snoring intensity as part of a Level 1 prospective, randomized, blinded, placebo-controlled clinical study of the Pillar Procedure in patients suffering from OSA. Collectively, the reported clinical results at 90 days, one year, and three years post-treatment demonstrate a decrease in snoring intensity of between 32% and 66%. Bed partner satisfaction in these studies was reported between 67% and 100% at ninety days, and maintained at between 70% and 80% at one and three years.

Additional Clinical Studies

Two additional post-market evidence-based-medicine Level 1 prospective, randomized studies to further validate the efficacy of the Pillar Procedure in the treatment of mild to moderate OSA were recently completed. The manuscripts from these studies are drafted and/or undergoing the peer review process. We recently initiated another Level 1 prospective, randomized, placebo controlled clinical study to potentially expand the approved indications for the Pillar Procedure. This study is designed to evaluate the effectiveness of the Pillar Procedure in patients who are not satisfied with their CPAP therapy, and will assess whether the combination of a soft palate stiffened with Pillar implants will reduce CPAP pressures or make CPAP therapy more tolerable and potentially improve patients’ CPAP compliance. Another clinical study evaluating the use of a fourth or fifth Pillar implant for patients who have not been able to achieve a satisfactory outcome for snoring with just three Pillar inserts was presented at the AAO annual meeting in September 2006, and the investigator reported that 26 of the 31 patients involved achieved a satisfactory reduction in snoring intensity and bed partner satisfaction after receiving a fourth or fifth Pillar insert. We are evaluating initiating additional clinical studies that will evaluate the use of the Pillar Procedure to treat the soft palate in combination with devices to treat other areas of upper airway obstruction that can cause OSA. We recently initiated a clinical study to evaluate the use of braided inserts to treat nasal valve collapse pursuant to an “Investigational Device Exemption” filed with the FDA. This clinical study will involve the evaluation of more than 60 patients at six clinical sites in the U.S. We will continue to work with leading, independent physician investigators to conduct these clinical studies, and will continue our efforts to facilitate the publication of the data derived from these clinical studies in peer-reviewed medical journals, as well as having the investigators present the data from these studies at key scientific and medical meetings.

Third-Party Reimbursement

Generally, patients who undergo the Pillar Procedure pay for the procedure out-of-pocket without third-party reimbursement. Treatments for snoring typically are deemed to be elective cosmetic procedures and are not reimbursed by third-party healthcare insurers. We expect the Pillar Procedure as a treatment for snoring will remain a self-pay procedure for the foreseeable future. We believe, however, that the number of Pillar Procedures performed to treat snoring will continue to increase as patients are increasingly willing to pay for the Pillar Procedure out-of-pocket to address the lifestyle and quality of life issues that snoring presents to patients and their bed partners. In turn, the Pillar Procedure will continue to be an effective and profitable office-based treatment option for our physicians and other health care providers who treat patients suffering from snoring.

Certain therapies for the treatment of OSA, including CPAP and UPPP, generally are covered by third-party healthcare insurers. We are seeking to obtain third-party reimbursement for individuals who elect to undergo the Pillar Procedure in order to treat their mild to moderate OSA. Obtaining insurance coverage will depend, in large part, on publication of additional, peer-reviewed clinical literature demonstrating the effectiveness of the Pillar Procedure in treating patients suffering from mild to moderate OSA. As discussed above, there are several manuscripts reporting on the results of recently completed Level 1 clinical studies which are undergoing the peer review process, and well as additional clinical studies underway, that we anticipate will further demonstrate the clinical effectiveness of the Pillar Procedure to treat the soft palate component of mild to moderate OSA.

An important step in obtaining reimbursement is securing an appropriate Current Procedural Terminology, or CPT code, which are administered by the American Medical Association, or AMA. CPT codes are used by all third-party healthcare insurers, including Medicare, to adjudicate claims and to reimburse for certain healthcare services, particularly physician fees. The AMA has an annual process to create new CPT codes, whereby physician societies are responsible for applying to the AMA for new CPT codes. We are working in collaboration with the American Academy of Otolaryngology — Head and Neck Surgery, or AAO-HNS, to provide the AMA with the information necessary to obtain their support for the creation of a distinct CPT code for the Pillar Procedure. We intend to use the data from three Level 1 prospective, randomized, placebo-controlled clinical studies of our Pillar System referred to above, to support a future application for a Pillar Procedure CPT code. We believe the data from these clinical studies not only support the creation of a distinct CPT code for the Pillar Procedure, but supplement the peer-reviewed published data from our previous clinical studies validating the clinical efficacy of the Pillar Procedure in treating the palatal component of mild to moderate OSA.

Effective October 1, 2006, the Centers for Medicare and Medicaid Services, or CMS, granted a New Technology Ambulatory Payment Classification Designation, or New Technology APC, for the Pillar System. The New Technology APC provides a billing and payment mechanism for the Pillar Procedure when performed in the hospital outpatient setting. CMS created a distinct HCPCS Level II code for the Pillar System for billing and payment purposes. The New Technology APC provides a national average payment amount of $850 to the hospital to cover the cost of the Pillar inserts and the facility fees. Physicians are required to separately bill for their professional fees associated with the Pillar Procedure.

Also effective October 1, 2006, Wisconsin Physician Services (WPS) began to cover the Pillar Procedure as an in-office treatment for Medicare patients with OSA who meet certain conditions. WPS establishes medical policies for Medicare physician services in Minnesota, Illinois, Michigan and Wisconsin, and is the first regional Medicare carrier to grant coverage for the Pillar Procedure. The WPS coverage policy applies a payment of $1,139 for each Pillar Procedure performed on Medicare patients in a physician’s office.

Reimbursement systems in international markets vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. In most markets, there are private health insurance systems as well as government-managed health insurance systems. As with regulatory approval to sell the Pillar Procedure in international markets, it is the responsibility of each distributor to obtain any applicable government and/or third-party healthcare reimbursement for the Pillar Procedure in their respective country. Many international markets have government managed healthcare systems that control reimbursement for new products and procedures. Market acceptance of our Pillar System will depend, in part, on the availability and level of reimbursement in those international markets in which we participate.

Research and Development

We are continuing our efforts to develop and introduce clinically relevant improvements and enhancements to our Pillar System and further improve the ease-of-use of our Pillar System. We also are evaluating a variety of device designs that would allow us to leverage our technology and patent portfolio to treat base of tongue obstructions that can cause OSA, as well as develop an effective treatment for nasal valve collapse.

We incurred research and development expenses of approximately $3.3 million, $3.0 million, and $1.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. We anticipate that we will continue to make significant investments in research and development as we explore opportunities to leverage our Pillar implant and other technologies.

Intellectual Property

Our success will depend, in part, on our ability to obtain and defend patent protection for our products and processes, to preserve our trade secrets and to operate without infringing or violating the proprietary rights of third parties. To date, we have been granted 45 United States patents that we believe provide us with broad intellectual property protection for our Pillar System, related concepts and applications, and a wide variety of other implants, devices, and tools. Our patent coverage includes a wide array of devices, designs and materials implanted in the soft palate and other areas of the upper airway to induce tissue fibrosis and stiffening. We have 14 additional pending U.S. patent applications. In addition to our U.S. patents and applications, our technology is covered by 22 issued international patents, with 14 additional international patents pending.

We also register the trademarks and trade names through which we conduct our business. To date, we have registered the trademarks “Pillar”, “Pillar Procedure” and “Restore Medical.” In addition to the United States, we have trademark registrations or pending applications for our name and mark in China, the European Union, Indonesia and Singapore.

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

Manufacturing

We currently manufacture our Pillar System in a leased facility in St. Paul, Minnesota. We perform all final assembly, including manufacturing our Pillar inserts, assembling the parts for our Pillar delivery tool and inserting our Pillar inserts into the delivery tool in our facility. We outsource the plastic injection molding of our delivery tool. We make our Pillar inserts in our facility using our proprietary material braiding process. In addition, we perform all packaging, labeling and inspection in-house. We use our FDA and EU compliant production and quality systems and processes in performing all of our operations. We use our own proprietary production floor control system software to electronically generate manufacturing work instructions, track product-build status, establish lot control records and maintain operator training records. We follow lean manufacturing principles to provide high-quality, low-cost production of our Pillar System.

Competition

We believe that our competitive success will depend primarily on our ability to effectively create market awareness and demand for the Pillar Procedure by patients, as well as influence increased clinical acceptance and adoption of the Pillar Procedure to treat the palatal component of snoring and OSA by physicians. The market for the treatment of sleep disordered breathing has attracted a high level of interest from various companies in the medical device industry. Our primary competitors include companies that offer CPAP and other therapeutic devices designed to treat OSA and snoring. Respironics (a subsidiary of Philips Healthcare) and ResMed, Inc. are the leading competitors in the CPAP market, collectively accounting for an approximately 80% market share. Fisher & Paykel Healthcare Corp., Nellcor Puritan Bennett (a subsidiary of Tyco) and Vital Signs, Inc. also are competitors in the CPAP market. We also compete against companies offering radiofrequency-based ablation devices such as Gyrus ACMI (a subsidiary of Olympus Corporation of Japan) and ArthroCare, Inc., as well as traditional surgical procedures often recommended and performed by ENTs and other surgeons who treat OSA and snoring. Additionally, we are aware of several development-stage companies that are developing new products or technologies designed to treat other areas of airway obstruction that can cause OSA.

Many of our competitors and potential competitors have substantially greater capital resources than we do, including larger and more experienced sales and marketing organizations, as well as research and development staffs and facilities. In addition, most of our competitors and potential competitors have substantially greater experience than we do in researching and developing new products, testing products in clinical trials, obtaining regulatory approvals and manufacturing, marketing and selling medical devices. These competitors may be in a stronger position to respond quickly to new technologies and may be able to undertake more extensive sales and marketing campaigns. Our failure to demonstrate the clinical efficacy and cost-effective advantages of our products over those of our competitors could adversely affect our business and results of operations.

Government Regulations

United States

Our Pillar System received FDA 510(k) clearance in December 2002 for the treatment of socially disruptive snoring and was commercially introduced for snoring in April 2003. During the next 15 months we undertook clinical trials to assess the use of our Pillar System to treat patients suffering from mild to moderate OSA, and received a 510(k) clearance from the FDA in July 2004 for this indication.

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

The FDA’s Premarket Clearance and Approval Requirements.  Unless an exemption applies, each medical device we wish to distribute commercially in the United States will require either prior clearance under Section 510(k) of the FDC Act from the FDA or acceptance of a premarket approval, or PMA, application, by the FDA. Medical devices are classified into one of three classes — Class I, Class II, or Class III — depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Devices deemed to pose lower risks are placed in either Class I or II, which requires the manufacturer to submit to the FDA a premarket notification requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring premarket approval. The Pillar Procedure is a Class II device.

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

International

We received CE Mark certification for our Pillar System from the European Commission for the snoring indication and the OSA indication in May 2003 and December 2004, respectively. International sales of our Pillar System are subject to regulatory requirements that vary widely from country to country. The European Union has adopted rules which require that medical products receive the right to affix the CE Mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. As part of the CE compliance, manufacturers are required to comply with the ISO series of quality systems standards.

We plan to continue to leverage the FDA clearance and CE Mark certification for OSA and snoring indications in support of other regulatory filings outside the United States, and provide regulatory dossiers to international regulatory agencies, as required. Our Pillar System is currently approved for sale in Canada and the following countries in the Asia Pacific region: China, Singapore, Australia, South Korea, Hong Kong, the Philippines, Malaysia, Brunei, Thailand, Indonesia, Vietnam and Cambodia, Myanmar, Taiwan and applications have been filed or are in process in several other countries in the region. Our Pillar System is also approved for sale in the following countries in the Middle East: Israel, Turkey, Bahrain, Qatar and the United Arab Emirates and as well as Costa Rica, Colombia and Chile. Additional countries will be added to the registration process as distributors are selected. The regulatory review process varies from country to country, and we cannot provide assurance that such approvals will be obtained on a timely basis or at all.

Product Liability and Insurance

The development, manufacture and sale of medical products involves significant risk of product liability claims and product failure claims. We have conducted relatively limited clinical trials and clinical studies to date, and we do not yet have, and will not have for a number of years, sufficient clinical data to allow us to measure the long-term risk of such claims with respect to our products. We face an inherent business risk of financial exposure to product liability claims in the event the use of our products results in personal injury or death. We also face the possibility that defects in the design or manufacture of our products might necessitate a product recall. We currently maintain product liability insurance with coverage limits of $5.0 million per occurrence and $5.0 million annually in the aggregate, although we do not have sufficient experience to confirm whether the coverage limits of our insurance policies will be adequate. Product liability insurance is expensive, may be difficult to obtain and may not be available in the future on acceptable terms, or at all. Any claims against us, regardless of their merit or eventual outcome, could have a material adverse effect upon our business, financial condition and results of operations.

Employees

As of December 31, 2007, we had a total of 57 employees, consisting of 27 employees in sales and marketing, 9 employees in research and development (including regulatory and clinical affairs), 10 employees in operations and quality assurance, and 11 employees in general and administrative functions. All of these employees are located in the United States.

From time to time we also engage independent contractors, consultants and temporary employees to support our operations. None of our employees are subject to collective bargaining agreements. We have never experienced a work stoppage and believe that our relations with our employees are good.

Seasonality

Because the Pillar Procedure is an elective procedure, we believe that holidays, major medical conventions and seasonal vacations taken by physicians, patients and patient families may have a seasonal impact on the sale of our Pillar Systems. We continue to monitor and assess the impact seasonality has on the demand for our Pillar System.

Executive Officers of Restore

Our executive officers are as follows:

Name	Age	Position

J. Robert Paulson, Jr.	51	President, Chief Executive Officer and Director
Christopher R. Geyen	37	Senior Vice President and Chief Financial Officer
Craig G. Palmer	58	Senior Vice President of U.S. Sales
David L. Bremseth, Pharm. D.	48	Vice President of Clinical Affairs
Paul J. Buscemi, Ph.D.	61	Vice President of Research and Development
Michael R. Kujak	43	Vice President of Marketing
Philip E. Radichel	64	Vice President of Information Systems
John P. Sopp	44	Vice President of Operations

J. Robert Paulson, Jr. was appointed President, Chief Executive Officer and a director of our company in April 2005. Prior to joining us, Mr. Paulson served as Chief Financial Officer and Vice President of Marketing for Endocardial Solutions, Inc. from August 2002 until January 2005 when it was acquired by St. Jude Medical, Inc. From 2001 to June 2002, Mr. Paulson was the Senior Vice President and General Manager of the Auditory Division of Advanced Bionics Corporation, and between 1995 and 2001, Mr. Paulson served in various capacities at Medtronic, Inc., including Vice President and General Manager of the Surgical Navigation Technologies business unit; Vice President of Corporate Strategy and Planning; and Director of Corporate Development. Mr. Paulson currently serves on the board of directors of two publicly held medical device companies, MedicalCV, Inc. and Vascular Solutions, Inc. Mr. Paulson received a Bachelor of Arts in Accounting, Economics and Political Science from Luther College; a Master of Business Administration from the University of St. Thomas and a Juris Doctorate from Vanderbilt University School of Law.

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

David L. Bremseth, Pharm.D., joined us as Vice President of Clinical Affairs in December 2006 and took over responsibility for Quality and Regulatory in February 2007. Prior to joining us, Dr. Bremseth served as the Vice President of Clinical, Regulatory and Quality Affairs for Celleration, Inc. since February 2001. From 1998 to 2001, Dr. Bremseth was the Senior Director of Clinical Affairs for Antares Pharma (formerly Medi-Ject Corporation), from 1996 until 1997 he was Director of New Medicine Development with Orphan Medical, Inc. and from 1995 to 1996 he was Associate Director of Clinical Affairs for LecTec Corporation. Dr. Bremseth was Director of Clinical Affairs for Pharmaceutical Research Associates, a contract research organization, from 1992 to 1995 and a Clinical Scientist at Parke-Davis Pharmaceuticals from 1989 to 1992. From 1987 to

1988, Dr. Bremseth was an assistant professor at the North Dakota State University College of Pharmacy. Dr. Bremseth received a Bachelor of Science in Pharmacy from North Dakota State University in 1983, a Doctor of Pharmacy from The Ohio State University in 1985, and completed research fellowships in Pharmacokinetics and Drug Development in 1987 and 1989, respectively.

Paul J. Buscemi, Ph.D., has served as our Vice President of Research and Development since joining us in October 2005. From 1998 to October 2005, Dr. Buscemi was Director of New Technology at Advanced BioSurfaces, Inc., where he designed and tested a novel minimally invasive implant to treat osteoarthritis of the knee. Dr. Buscemi also has served as a consultant to international biomedical firms including Medtronic, Upsher-Smith, Becton Dickenson and UpJohn Pharmaceuticals, as well as several entrepreneurial companies in the Twin Cities area involved in device design, coatings and drug delivery. Dr. Buscemi received a Bachelor of Arts in Physics and Applied Mathematics, a Master of Science in Material Science, and a Ph.D. in Bioengineering and Biomedical Science from the University of Florida, Gainesville.

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

Philip E. Radichel served as our Vice President of Quality and Information Systems from October 2005 through December 2006 and continues to serve as our Vice President of Information Systems. From November 2002 to October 2005, Mr. Radichel was our Director of Quality Assurance and Information Systems. From February 2002 to November 2002 he was a Vice President at Venturi Development Inc. Mr. Radichel was Systems Manager at Integ Incorporated from December 1996 to February 2002. Mr. Radichel received a Bachelor of Science in Electrical Engineering from the University of Minnesota.

John P. Sopp has served as our Vice President of Operations since April 2004 and was our Director of Operations from December 2002 to March 2004. From February 2002 to November 2002, Mr. Sopp served as a Vice President of Venturi Development, Inc. From 1995 to 2001, Mr. Sopp served as Production Manager and Senior Molding Engineer with Integ Incorporated, and prior to that, he held a variety of engineering positions with SIMS Deltec. Mr. Sopp also held engineering positions at UFE Incorporated, a custom injection molding company, and General Dynamics. Mr. Sopp received a Bachelor of Science in Mechanical Engineering from the University of Minnesota and a Masters Degree in Manufacturing Systems from the University of St. Thomas.

Our Corporate Information

Our principal executive offices are located at 2800 Patton Road, St. Paul, Minnesota 55113, and our telephone number is (651) 634-3111. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K available free of charge through the investor relations page of our website at www.restoremedical.com, as soon as reasonably practicable after we electronically file such material with (or furnish such material to) the Securities and Exchange Commission. Our reports filed with the SEC also are available at the SEC’s website at www.sec.gov. Our Code of Conduct is also available on our website. The information on, or that may be accessed through, our website is not incorporated by reference into this report and should not be considered a part of this report on Form 10-K.

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

Risks Relating to Our Business and Industry

We will require additional capital to operate our business, and our short-term investments in auction rate securities may prove to be illiquid.

We believe that our current cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to fund our working capital and capital resource needs into mid 2008.

Our short-term investments include $4.2 million of investments in auction rate securities. Auction rate securities are variable-rate debt securities and have a long-term maturity with the interest rate reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. Our auction rate securities are all AAA/Aaa rated and collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. Until February 2008, the auction rate securities market was highly liquid. Starting the week of February 11, 2008, a substantial number of auctions “failed” as a result of negative overall capital market conditions, meaning that there was not enough demand to sell the securities at auction. The result of a failed auction, which does not signify a default by the issuer, is that these securities continue to pay interest in accordance with their terms until there is a successful auction or until such time as other markets for these investments develop. We will not be able to liquidate any of these auction rate securities until a future auction is successful, or until we decide to sell the securities in a secondary market. A secondary market sale of any of these securities could take a significant amount of time to complete and would potentially result in a significant loss.

Typically, the fair value of auction rate securities approximates par value due to the frequent resets through the auction-rate process. Given the current market conditions, we will continue to monitor our auction rate securities for substantive changes in relevant market conditions, changes in financial condition or other changes in these investments. We may be required to record unrealized losses for impairment if we determine that a decline in fair value of our auction rate securities has occurred that is temporary or other-than-temporary and these impairment charges could be substantial.

It is possible that the potential lack of liquidity in our auction rate security investments could adversely affect our ability to fund operations beginning in May of 2008. We cannot predict whether future auctions related to our auction rate securities will be successful. We are currently seeking alternatives for reducing our exposure to the auction rate market, but may not be able to identify any such alternative. If we are not able to monetize some or all of our auction rate securities during the second quarter of 2008, it will have a material adverse effect on our ability to finance our future ongoing operations.

Even with the successful sale of our auction rate securities, the funding of our operations beyond mid 2008 will require additional investments in our company in the form of equity or debt financing or through licensing our intellectual property to generate capital. We have been actively exploring various equity and debt financing alternatives as well as other strategic alternatives. Any sale of additional equity or issuance of debt will result in dilution to our current stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain additional financing, we will need to significantly reduce the scope of our operations including a reduction in the size of our sales and marketing, research and development, administrative and manufacturing staff combined with the elimination of the significant programs and initiatives planned by each of those functional groups. These changes would have a material adverse effect on our business. Any inability to satisfy our liabilities as they come due could result in the need to file for bankruptcy.

Our Independent Registered Public Accounting Firm’s report on our financials statements includes an emphasis paragraph stating that there is substantial doubt regarding our ability to continue as a going concern.

Since we commenced operations in 1999, we have incurred net losses primarily from costs relating to the development and commercialization of our Pillar System. As of December 31, 2007, we had an accumulated deficit of $85.5 million, which includes the non-cash deemed dividend of $20.8 million from the revision of preferred stock conversion prices in conjunction with our IPO. Without additional capital, we may run out of cash in the second quarter of 2008. We have prepared our financial statements for the year ended December 31, 2007 on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business. The report of our independent registered public accounting firm included herein contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as a result of recurring losses from operations and insufficient capital resources to fund future operations. The funding of our operations beyond mid 2008 will require additional investments in our company in the form of equity or debt financing or through licensing our intellectual property to generate capital. We are actively exploring various equity and debt financing alternatives as well as various strategic alternatives. We expect to continue to invest in sales and marketing and research and development activities and, therefore, we expect to incur net losses through at least 2009. Our current or future business strategy may not be successful, and we may not become profitable in any future period. If we do become profitable, we cannot be certain that we will be able to sustain or increase profitability on a quarterly or annual basis.

A low stock price or our inability to comply with other applicable requirements could result in our common stock being delisted from the NASDAQ Global Market, which could affect its market price and liquidity and reduce our ability to raise capital.

We are required to meet certain qualitative and financial tests (including a minimum closing bid price for our common stock of $1.00 per share) to maintain the listing of our common stock on the NASDAQ Global Market. We have not received notification from NASDAQ of a potential delisting. If we do not maintain compliance with the continued listing requirements for the NASDAQ Global Market within specified periods and subject to permitted extensions, our common stock may be recommended for delisting (subject to any appeal we would file or application to transfer our common stock to the NASDAQ Capital Market, if approved). If our common stock were delisted, it could be more difficult to buy or sell our common stock and to obtain accurate quotations, and the price of our stock could suffer a material decline. Delisting would also impair our ability to raise capital.

We will not be successful if our Pillar System is not adopted for the treatment of snoring or mild to moderate obstructive sleep apnea.

The first commercially available product based on our proprietary palatal implant technology is our patented Pillar System. Our success depends both on the acceptance and adoption of our Pillar System as a minimally invasive treatment for individuals suffering from mild to moderate OSA and socially disruptive and habitual snoring, by both patients and by physicians or other healthcare providers who treat sleep breathing disorders. Currently, a relatively limited number of physicians regularly perform the Pillar Procedure. We cannot predict how quickly, if at all, the medical community or other healthcare providers will accept our Pillar System, or, if accepted, the extent of its use. For us to be successful, our customers must be committed to treating sleep disordered breathing patients and also:

•	believe that the Pillar Procedure offers meaningful clinical and economic benefits as compared to the other therapies, procedures or devices, surgical and non-surgical, currently being used to treat patients suffering from mild to moderate OSA or snoring;

•	use our Pillar System to treat individuals suffering from mild to moderate OSA or snoring either as a stand-alone treatment or in combination with procedures to treat other areas of upper airway obstruction, and achieve acceptable clinical outcomes in the patients they treat;

•	believe patients will pay for the Pillar Procedure out-of-pocket; and,

•	commit the time and resources required to modify the way in which they currently treat, or have historically treated, patients suffering from mild to moderate OSA and snoring.

Studies have shown that a significant percentage of people who suffer from OSA remain undiagnosed and therefore do not seek treatment for OSA. Many of those diagnosed with mild to moderate OSA may be reluctant to seek treatment given the less severe nature of their condition, the potentially negative lifestyle effects of traditional treatments and the lack of awareness of new treatment options. If we are unable to increase public awareness of the prevalence of OSA or if the healthcare community treating sleep breathing disorders is slow to adopt, or fails to adopt, the Pillar Procedure as a treatment for individuals suffering from mild to moderate OSA and snoring, we would suffer a material adverse effect on our business, financial condition and results of operations.

Our future operating results are difficult to predict and may vary significantly from quarter to quarter, which may adversely affect the price of our common stock.

The limited sales history of our Pillar System, together with our inability to predict how quickly, if at all, the sleep medicine community will accept our Pillar System, or, if accepted, the extent of its use, makes it difficult to predict future operating results. You should not rely on our past revenue trends as any indication of future trends or operating results. The price of our common stock likely will fall in the event our operating results do not meet the expectations of analysts and investors. Comparisons of our quarterly operating results are an unreliable indication of our future performance because they are likely to vary significantly based on many factors, including:

•	the demand for and acceptance of our Pillar System to treat mild to moderate OSA and snoring by patients, and by physicians or other healthcare providers who treat sleep breathing disorders;

•	the success of alternative therapies and surgical procedures to treat individuals suffering from sleep disordered breathing, and the possible future introduction of new products and treatments for sleep disordered breathing;

•	our ability to maintain current pricing for our Pillar System;

•	the success of our direct sales force in the United States and our independent distributors internationally;

•	the successful completion of current and future clinical studies, the presentation and publication of positive outcomes data from these clinical studies and the increased adoption of the Pillar Procedure by physicians as a result of this clinical study data;

•	actions relating to ongoing FDA and European Union, or EU, compliance;

•	the size and timing of Pillar System orders from physicians and independent distributors;

•	our ability in the future to obtain reimbursement for the Pillar Procedure to treat mild to moderate OSA from third-party healthcare insurers;

•	the willingness of patients to pay out-of-pocket for the Pillar Procedure for the treatment of snoring and, in the absence of reimbursement from third-party healthcare insurers, for the treatment of mild to moderate OSA;

•	unanticipated delays in the development and introduction of our future products and/or an inability to control costs;

•	seasonal fluctuations in revenue due to the elective nature of all elective sleep disordered breathing treatments, including the Pillar Procedure; and

•	general economic conditions as well as those specific to our customers and markets.

We expect to derive substantially all of our future sales from a single product.

Currently, our only product is our Pillar System. We expect that our Pillar System will account for substantially all of our sales during 2008. Because the Pillar Procedure is different from current surgical and non-surgical treatments for mild to moderate OSA and snoring, we cannot assure you that physicians or other healthcare providers will perform the Pillar Procedure and demand for our Pillar System may decline or may not increase as quickly as we expect. Also, we cannot assure you that the Pillar Procedure will compete effectively as a treatment alternative to other more well-known and well-established therapies, such as CPAP, or other more frequently performed palatal surgical procedures. Since our Pillar System currently is our only product, decreased or lower than expected sales would cause us to lose all or substantially all of our revenue.

Further clinical studies of our Pillar System may adversely impact our ability to generate revenue if the data from these studies do not demonstrate that our Pillar System is clinically effective for currently specified or expanded indications or if they are not completed in a timely manner.

We have conducted, and continue to conduct, a number of clinical studies of the use of our Pillar System to treat patients suffering from mild to moderate OSA and snoring, including prospective, randomized, placebo-controlled studies, as well as clinical studies that are structured to obtain clearance from the FDA and the EU for expanded clinical indications of use for our Pillar System.

We cannot assure you that these clinical studies will demonstrate that our Pillar System provides long-term clinical effectiveness for individuals suffering from mild to moderate OSA or snoring, nor can we assure you that the use of our Pillar System will prove to be safe and effective in clinical studies under United States or international regulatory guidelines for any expanded indications. Additional clinical studies of our Pillar System may identify significant clinical, technical or other obstacles that will have to be overcome prior to obtaining clearance from the applicable regulatory bodies to market our Pillar System for such expanded indications. If further studies of our Pillar System indicate that the Pillar Procedure is not a safe and effective treatment of mild to moderate OSA or snoring, our ability to market our Pillar System, and to generate substantial revenue from additional sales of our Pillar System, may be materially limited.

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

Generally, patients pay for the Pillar Procedure entirely out-of-pocket, whether the patient is being treated for OSA or snoring. Third-party healthcare insurers typically consider any snoring treatment to be an elective cosmetic procedure, and do not reimburse the costs for such procedures. We believe that all treatments for snoring, including the Pillar Procedure, will continue to be considered elective procedures, and therefore, procedures for which patients will pay out-of-pocket. Our ability to generate revenue from additional sales of our Pillar System for the treatment of snoring may be materially limited by the fact that it is unlikely that it will ever be covered by a third-party healthcare insurer.

The cost of treatments for OSA, such as CPAP, and most surgical procedures generally are reimbursed by third-party healthcare insurers. The Pillar Procedure is currently reimbursed for the treatment of OSA on a very limited basis, and may in the future lose the reimbursement coverage that currently is available and/or fail to qualify for any additional reimbursement for the treatment of OSA. Our ability to generate revenue from additional sales of our Pillar System for the treatment of OSA may be materially limited by the extent to which reimbursement of the Pillar Procedure for the treatment of mild to moderate OSA is available in the future. In addition, third-party healthcare insurers are increasingly challenging the prices charged for medical products and procedures. In the event that we are successful in our efforts to obtain reimbursement for the Pillar Procedure, any changes in this reimbursement system could materially affect our ability to continue to grow our business.

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

Our products are currently not recommended by most pulmonologists, who currently are integral to the diagnosis and treatment of sleep breathing disorders.

The majority of patients being treated today for OSA, domestically and internationally, are initially referred for sleep studies by their primary care physicians. In the U.S., most sleep studies are performed at sleep centers, which primarily are staffed by pulmonologists, neurologists and psychologists (collectively, “sleep medicine physicians”), who typically administer a polysomnography, or overnight sleep study, to diagnose the presence and severity of OSA. If an individual is diagnosed with OSA, the sleep medicine physicians typically prescribe CPAP as the therapy of choice. Sleep medicine physicians who staff sleep centers, generally, do not endorse palatal surgical procedures to their patients for the treatment of OSA or snoring, often citing uncertainty in clinical outcomes, among other factors. Our domestic sales organization has recently begun to call on a limited number of sleep centers to begin establishing a referral pathway for use of our Pillar System as a treatment option for the palatal component of snoring and OSA for those patients who are unable or unwilling to comply with their CPAP therapy. We cannot predict the extent to which sleep medicine physicians will, in the future, endorse or recommend the Pillar Procedure to their patients who suffer from chronic snoring or mild to moderate OSA even for those patients who are unwilling or unable to comply with CPAP therapy. In addition, in March of 2008, CMS issued a national coverage determination for the reimbursement of certain ambulatory or home-based sleep studies which will not require patients to undergo an attended overnight sleep study at a sleep center. We cannot predict how the use of home sleep studies will affect the historical referral and treatment patterns involving referring physicians or sleep physicians, or how it will affect, in the future, the endorsement or recommendation of the Pillar Procedure to patients who suffer from chronic snoring or mild to moderate OSA.

We face significant competition in the market for treating sleep breathing disorders.

The market for treating sleep disordered breathing is highly competitive and the Pillar Procedure must compete with more established products, treatments and surgical procedures, which may limit our growth and negatively affect our business. Many of our competitors have an established presence in the field of treating sleep disordered breathing and have established relationships with sleep medicine physicians, sleep clinics, ENTs and sleep dentists, which play a significant role in determining which product, treatment or procedure is recommended to the patient. We believe certain of our competitors are attempting to develop innovative approaches and new products for diagnosing and treating OSA and other sleep disordered breathing conditions. We cannot predict the extent to which ENTs, oral maxillofacial surgeons, primary care physicians, sleep medicine physicians or sleep dentists would or will recommend our Pillar System over new or other established devices, treatments or procedures.

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

The medical device industry is subject to rapid technological innovation and, consequently, the life cycle of any particular product can be short. Alternative products, procedures or other discoveries and developments to treat OSA and snoring may render our Pillar System obsolete. Furthermore, the greater financial and other resources of many of our competitors may permit them to respond more rapidly than we can to technological advances. If we fail to develop new technologies, products or procedures to upgrade or improve our existing Pillar System to respond to a changing market before our competitors are able to do so our ability to market our products and generate substantial revenues may be limited.

Our international sales are subject to a number of risks that could seriously harm our ability to successfully commercialize our Pillar System in international markets.

Our international sales are subject to several risks, including:

•	the ability of our independent distributors to market and sell our Pillar System and train physicians or other healthcare providers to perform the Pillar Procedure;

•	the ability of our independent distributors to sell the quantity of Pillar Systems they have committed to purchase from us in their respective distribution agreements;

•	our ability to identify new reputable and qualified independent third-party distributors in international markets where we do not currently have distributors;

•	the impact of recessions in economies outside the United States;

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	unexpected changes in regulatory requirements, tariffs or other trade barriers;

•	weaker intellectual property rights protection in some countries;

•	potentially adverse tax consequences; and

•	political and economic instability.

The occurrence of any of these events could seriously harm our future international sales and our ability to successfully commercialize our products in international markets, thereby limiting our growth and revenues.

The failure of our largest U.S. customer or international third-party distributors to pay for their purchases of Pillar Systems on a timely basis could reduce our future net sales and negatively impact our liquidity.

Our largest customer accounted for 23%, or $863,000, and 12%, or $563,000, of our domestic net sales in 2007 and 2006, respectively. If the customer discontinues selling our Pillar System or reduces its future purchases of Pillar Systems, our future revenues could be materially reduced. We have negotiated a monthly payment plan for $198,000 of past due accounts receivable with our largest domestic customer and require payment be mailed to us at the time of shipment for all future shipments until the past due balance is paid. We have not established a specific reserve for any estimated losses related to this customer. Similarly, our international distributors must continue to increase the number of physicians performing the Pillar Procedure in their respective territories, as well as expanding the number of Pillar Procedures performed by these physicians. To the extent one or more of our large U.S. physician customers or international distributors fails to pay us for Pillar Systems on a timely basis or at all, we may be required to discontinue selling to these organizations and find new customers and/or replacement distributors, which could reduce our future revenues and negatively impact our liquidity.

We depend on our patents and proprietary technology, which we may not be able to protect.

Our success depends, in part, on our ability to obtain and maintain patent protection for the Pillar Procedure and our Pillar System and its various components and processes. Our success further depends on our ability to obtain and maintain trademark protection for our name and mark, to preserve our trade secrets and know-how and to operate without infringing the intellectual property rights of others. We currently have issued or pending patents in several countries, including in the United States, Germany, Great Britain, Norway, Hong Kong, Singapore, Canada, China, the EU, Japan, South Korea, Australia, Indonesia, Malaysia and Taiwan, as well as pending Patent Cooperation Treaty applications. We cannot assure you that any of our pending or future patent applications will result in issued patents, that any current or future patents will not be challenged, invalidated or circumvented, that the scope of any of our patents will exclude competitors or that the patent rights granted to us will provide us any competitive advantage. We may discover that our technology infringes patents or other rights owned by others, and we cannot be certain that we were the first to make the inventions covered by each of our issued patents and our pending patent applications, or that we were the first to file patent applications for such inventions. In addition, we cannot assure you that our competitors will not seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Further, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

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

We currently market and sell our Pillar System to ENTs and to a limited number of other healthcare professionals. The commercial success of our Pillar System ultimately depends upon a number of factors, including the number of physicians and healthcare professionals (collectively “implanting physicians”) who perform the Pillar Procedure, the number of Pillar Procedures performed by these physicians, the number of patients who become aware of the Pillar Procedure through self-referral or referrals by their primary care physicians, healthcare providers or sleep center physicians, the number of patients who elect to undergo the Pillar Procedure and the number of patients who, having successfully undergone the Pillar Procedure, endorse and refer the Pillar Procedure to other potential patients. The Pillar Procedure may not gain significant increased market acceptance among implanting physicians, healthcare providers, patients, third-party healthcare insurers and managed care providers. Primary care physicians may elect to refer individuals suffering from sleep disordered breathing to sleep medicine physicians or sleep dentists who treat sleep disordered breathing rather than to implanting physicians and these physicians may not recommend the Pillar Procedure to patients for any number of reasons, including knowledge of the safety and clinical efficacy of the Pillar Procedure, the availability of alternative procedures and treatment options or inadequate levels of reimbursement. In addition, while positive patient experiences can be a significant driver of future sales, it is impossible to influence the manner in which this information is transmitted and received, the choices potential patients may make and the recommendations that treating physicians make to their patients.

We have limited experience in marketing and selling our Pillar System through a direct sales organization in the United States and through third-party distributors internationally. In the fourth quarter of 2006, we initiated a restructuring of our sales organization and the implementation of sales and marketing programs designed to support a new integrated consultative sales approach that continued throughout 2007. Additionally, we decided to focus on our higher margin U.S. business and to significantly decrease the near-term investment in our international business. As a result of implementing these new sales and marketing strategies, we experienced substantial turnover in our United States sales organization during 2007 and we may not be able to maintain a suitable sales force in the United States or suitable number of third-party distributors outside the United States, or enter into or maintain satisfactory marketing and distribution arrangements with others. Our marketing and sales efforts may not be successful in increasing awareness and sales of our Pillar System.

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

We depend on certain key personnel.

If we are unable to attract, train and retain highly-skilled technical, managerial, product development, sales and marketing personnel, we may be at a competitive disadvantage and unable to develop new products or increase revenue. The failure to attract, train, retain and effectively manage employees could negatively impact our research and development, sales and marketing and reimbursement efforts. In particular, the loss of sales personnel could lead to lost sales opportunities as it takes several months to hire and train replacement sales personnel. Uncertainty created by turnover of key employees could adversely affect our business.

We incur significant increased costs as a result of operating as a public company, and our management devotes substantial time to new public company compliance requirements.

We incur significant legal, accounting and other expenses that we did not incur as a private company prior to our IPO in May 2006. In addition, the Sarbanes-Oxley Act, together with new rules subsequently implemented by the Securities and Exchange Commission, or SEC, and NASDAQ, has imposed various additional requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel have to devote a substantial amount of time to meet these additional compliance requirements. Moreover, these rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in 2007, we were required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Commencing in 2008, we will be required to perform the same assessment to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. If we are not able to comply with the requirements of Section 404 on a consistent basis, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities.

Our stock price may be volatile and a stockholder’s investment may decline in value.

We cannot predict the extent to which investors’ interests will lead to an active trading market for our common stock or whether the market price of our common stock will be volatile from period to period. The market for medical device stocks has been extremely volatile. The following factors, most of which are outside of our control, could cause such volatility in the market price of our common stock:

•	variations in our quarterly operating results;

•	cash balances and available cash resources and the potential reduction in the scope of our operations to preserve our cash balances

•	departure of key personnel;

•	changes in governmental regulations and standards affecting the medical device industry and our products;

•	decreases in financial estimates, or negative commentary about us or the medical device industry by equity research analysts;

•	sales of common stock or other securities by us in the future;

•	licensing of certain of our intellectual property;

•	decreases in market valuations of medical device companies; and

•	fluctuations in stock market prices and volumes.

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

Our charter and bylaws and Section 203 of the Delaware General Corporation Law contain provisions that might enable our management to resist a takeover of our company. These provisions might discourage, delay or prevent a change in the control of our company or a change in our management. These provisions also could discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Some provisions in our charter and bylaws may deter third parties from acquiring us, which may limit the market price of our common stock

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

We are not currently a party to any litigation and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results or financial condition. The medical device industry in which we operate is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result, we are involved in various legal proceedings from time to time.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2007.

PART II

Item 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

Stock Listing

Our common stock has been listed on the Nasdaq Global Market tier of the Nasdaq Stock Markettm under the symbol “REST” since May 17, 2006, following the pricing of our initial public offering. Prior to that time, there was no public market for our common stock. As of March 24, 2008, we had approximately 50 holders of record of our common stock. Such number of record holders does not reflect stockholders who beneficially own common stock in nominee or street name.

Stock Prices

High and low sale prices for each quarter during the years ended December 31, 2006 and 2007, as reported on the NASDAQ Stock Market, were as follows:

Price Range of Common Stock

	High	Low

Year ended December 31, 2006:
2nd Quarter (commencing May 17, 2006)	$8.40	$6.80
3rd Quarter	7.90	5.80
4th Quarter	7.05	3.09
Year ended December 31, 2007:
1st Quarter	$4.90	$2.60
2nd Quarter	3.74	1.62
3rd Quarter	1.97	0.90
4th Quarter	1.63	1.02

Dividend Policy

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We do not have a dividend reinvestment plan or a direct stock purchase plan.

Repurchases of Equity Securities

We did not repurchase any of our equity securities in the year ended December 31, 2007.

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

Use of Proceeds

On May 22, 2006, we completed our IPO of 4,000,000 shares of common stock (the IPO Shares). We sold the IPO Shares to the public at a price of $8.00 per share. Our sale of IPO Shares was registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (Registration Stmt. No. 333-132368), which was declared effective by the Securities and Exchange Commission on May 16, 2006. We received net proceeds from the sale of the IPO Shares, after deducting the underwriting discount and offering expenses, of approximately $27.7 million. The net proceeds have been invested in money market funds, investment grade commercial paper and debt instruments of the U.S. government and its agencies. During the year ended December 31, 2007, we used approximately $13.6 million of the net proceeds from the IPO for general corporate purposes, including funding our domestic marketing and sales organizations and programs, product development efforts and clinical study initiatives.

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

COMPARISON OF 19 MONTH CUMULATIVE TOTAL RETURN*
Among Restore Medical, Inc, The NASDAQ Composite Index
And The NASDAQ Medical Equipment Index

*	$100 invested on 5/17/06 in stock or 4/30/06 in index-including reinvestment of dividends. Fiscal year ending December 31.

Item 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information appearing elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2007, 2006 and 2005 and the balance sheet data as of December 31, 2007 and 2006 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the year ended December 31, 2003, and the balance sheet data as of December 31, 2004, are derived from our audited financial statements not included in this Annual Report on Form 10-K. The balance sheet data as of December 31, 2003 is derived from our unaudited financial statements not included in this Annual Report on Form 10-K. Our unaudited financial statements include, in the opinion of our management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of those statements. The historical results are not necessarily indicative of the results to be expected for any future periods. (In thousands, except share and per share amounts)

	2007	2006	2005	2004	2003

Statement of operations data for the fiscal years ended December 31:
Net sales	$4,101	$5,886	$4,854	$945	$368
Cost of sales(1)	1,035	1,695	1,641	791	412

Gross margin (loss)	3,066	4,191	3,213	154	(44)

Operating expenses:
Research and development(1)	3,277	3,007	1,869	2,282	3,301
General and administrative(1)	4,598	4,960	2,938	2,148	2,003
Sales and marketing(1)	8,867	10,022	4,981	4,039	2,333

Total operating expenses	16,742	17,989	9,788	8,469	7,637

Loss from operations	(13,676)	(13,798)	(6,575)	(8,315)	(7,681)

Other income (expense):
Interest income	852	952	132	169	32
Interest expense	(689)	(734)	(25)	(426)	(2,660)
Put option gain	—	—	—	871	639
Preferred stock warrant gain (loss)	—	500	(572)	128	9
Other, net	—	50	18	19	(18)
Cumulative effect of change in accounting principle	—	—	—	—	267

Net loss	(13,513)	(13,030)	(7,022)	(7,554)	(9,412)
Deemed dividend from revision of preferred stock conversion price	—	(20,799)	—	—	—
Amortization of beneficial conversion feature of Series A and Series B preferred stock	—	—	—	(252)	(45)

Net loss attributable to common stockholders	$(13,513)	$(33,829)	$(7,022)	$(7,806)	$(9,457)

	2007	2006	2005	2004	2003

Basic and diluted net loss per common share before deemed dividend from revision of preferred stock conversion price and amortization of beneficial coversion feature of Series A and Series B preferred stock	$(0.84)	$(1.26)	$(5.77)	$(6.31)	$(11.37)
Effect of deemed dividend from revision of preferred stock conversion price	—	(2.00)	—	—	—
Effect of amortization of beneficial coversion feature of Series A and Series B preferred stock	—	—	—	(0.21)	(0.05)

Basic and diluted net loss per common share	$(0.84)	$(3.26)	$(5.77)	$(6.52)	$(11.42)

Basic and diluted weighted average common shares outstanding	16,066,649	10,377,793	1,217,640	1,196,366	827,819
(1) Includes stock-based compensation of:
Cost of sales	$103	$79	$19	$2	$—
Research and development	206	148	15	2	—
General and administrative	1,363	1,415	463	30	—
Sales and marketing	282	211	62	6	—

	$1,954	$1,853	$559	$40	$—

	2007	2006	2005	2004	2003

Balance sheet data as of December 31:
Cash and cash equivalents	$3,964	$11,377	$3,397	$2,258	$853
Working capital (deficit)	7,767	21,660	4,058	8,323	(9,486)
Total assets	12,418	26,765	6,395	9,659	2,260
Total current liabilities	4,041	4,320	1,769	974	10,891
Total liabilities	4,200	7,197	4,230	1,069	11,115
Convertible participating preferred stock	—	—	39,208	39,208	14,003
Convertible participating preferred stock warrants	—	—	—	—	—
Total stockholders’ equity (deficit)	$8,218	$19,568	$(37,043)	$(30,618)	$(22,858)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We develop, manufacture and market our proprietary Pillar System, a simple, innovative, minimally invasive, implantable medical device to treat the soft palate component of sleep disordered breathing, which includes OSA and snoring. During the Pillar Procedure, a physician implants three small, braided, proprietary polyester inserts into the muscle of the soft palate. These Pillar inserts, together with the body’s natural fibrotic response to the implanted Pillar inserts, add structural support and stiffen the soft palate, thereby minimizing or eliminating the palatal tissue vibration that can cause snoring and the retropalatal collapse that can obstruct the upper airway and cause OSA. We currently market and sell our Pillar System primarily to otolaryngologists (ear, nose and throat physicians, or ENTs) and to a limited number of other healthcare professionals. We believe the Pillar Procedure is a safe, clinically effective, low-risk procedure with minimal pain or complications that offers significant benefits and sustained results to patients and physicians over other available treatment options for chronic snoring and mild to moderate OSA.

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

In the fourth quarter of 2006 we implemented a new integrated consultative sales and marketing approach for the Pillar Procedure, as well as a restructuring of our U.S. sales organization. This restructuring of our sales organization resulted in the turnover of nearly our entire sales force during 2007. Currently, our direct sales force in the U.S. consists of 15 sales representatives, three regional sales directors and one Vice President of Sales who are primarily focused on ENTs and a limited number of other healthcare providers who treat sleep disordered breathing. We work closely with our physician customers to implement consultative practice support, education and development programs that are designed to help increase the number of sleep disordered breathing patients who are referred to, or self-refer to, their practices for diagnosis and/or treatment. These practice development programs include the creation and implementation of local physician and prospective patient sleep disordered breathing education programs, as well as customized local advertising, public relations and sleep disordered breathing information initiatives to promote physician practices to potential patients.

As part of the new sales strategy we initiated in the fourth quarter of 2006, we decided to focus on our higher margin U.S. business and to significantly decrease the investment in our international business. We currently market our products in more than 20 countries outside the United States through independent distributors in North and South America, Asia Pacific, Europe, and the Middle East. We have entered into multi-year distribution agreements with each of these international distributors. Each of our independent distributors has the exclusive right to sell our Pillar System within a defined geographic territory. Many of these distributors also market and sell other medical products, although contractually they are not permitted to sell products directly competitive with our Pillar System. Our independent distributors purchase our Pillar System from us at a discount to our U.S. list price and resell our Pillar System to physicians, hospitals or clinics in their respective geographic territories. The end-user price of our Pillar System in each country is determined by the distributor and varies from country to country.

Since we commenced operations in 1999, we have incurred net losses primarily from costs relating to the development and commercialization of our Pillar System. We incurred net losses attributable to common stockholders of $7.0 million in 2005, $33.8 million in 2006, which includes the deemed dividend of $20.8 million from the revision of preferred stock conversion prices in conjunction with our initial public offering, and $13.5 million in 2007. At December 31, 2007, we had an accumulated deficit of $85.5 million. We expect to continue to invest in marketing and sales and research and development activities, which will be primarily funded with our current available cash. With our plans to continue our commercialization activities, we expect to continue to incur net losses through at least 2009. We believe that our current cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to fund our working capital and capital resource needs through mid 2008. The funding of our operations beyond mid 2008 will require additional investments in our company in the form of equity or debt financing or through licensing our intellectual property to generate capital. We have been actively exploring various equity and debt financing alternatives to raise sufficient capital to fund our operations as well as various strategic alternatives.

Application of Critical Accounting Policies and Use of Estimates

Our discussion and analysis of the financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to accounts receivable, inventories, warranty reserve, income taxes and deferred stock-based compensation. We use authoritative pronouncements, historical experience and other assumptions that we believe to be reasonable under the circumstances as the basis for making estimates. Actual results could differ from those estimates under different assumptions or conditions.

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

Revenue is recognized when evidence of an arrangement exists, delivery to the customer has occurred, the selling price is fixed or determinable and collectability is reasonably assured. For physician customers in the U.S., the evidence of an arrangement generally consists of a signed order confirmation, email order or verbal phone order as their normal business practices do not require a purchase order. Our international distributors place orders pursuant to a distribution agreement. The price for each sale is fixed and agreed with the customer prior to shipment and is based on established list prices. Sales to our international distributors are made according to the contractual terms of each individual distribution agreement. Revenue for all domestic and international sales is recognized upon shipment of product from our facility when title and risk of loss passes to the customer.

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

In the U.S. during 2005, as part of introducing our Pillar System to potential new physician customers, we offered physicians the opportunity to participate in a “practice introduction program,” or PI program, in which they could treat up to three patients using Pillar Systems that we provided at no charge to the physician. This program was eliminated in 2006 and was not utilized during 2007. The costs associated with providing these Pillar Systems to U.S. physicians under the PI program were accounted for as a sales and marketing expense at the time of each practice introduction. During 2005, our international distributors were offered the opportunity to participate in an international PI program whereby we would provide marketing support payments for practice introductions conducted by the distributor. The support payments made to each distributor who participated in our 2005 international PI program were accounted for as a reduction of revenue to that distributor. During the first quarter of 2006, we amended substantially all of our international distribution agreements to change the structure of our international PI program. Under the modified program, we provide our international distributors with free product to undertake a PI program with physician customers in their respective territories rather than provide our international distributors with a marketing support payment for practice introductions performed. The free product that we provide is recorded as a cost of sales.

Our standard payment terms for customers are net 30 days in the United States and net 30 to 90 days internationally. We have, on a customer-by-customer basis, granted special payment terms in excess of standard terms. Collectability is evaluated prior to shipment. If we determine the facts and circumstances surrounding a customer’s order justify alternative payment terms, we may grant extended payment terms on a customer-by-customer basis. We have negotiated a monthly payment plan for $198,000 of past due accounts receivable with our largest domestic customer and require payment be mailed to us at the time of shipment for all future shipments until the past due balance is paid. We have not established a specific reserve for any estimated losses related to this customer. Our customers typically are physicians, clinics and distributors, and are generally deemed creditworthy; however, if we have collection concerns, we require prepayment of the order.

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

Warranties

We replace any defective Pillar System that is returned to us at no charge to the customer provided the returned unit is not past its product expiration date. We also will provide a replacement Pillar System at no charge to a physician customer in the event a patient treated by the physician with a Pillar Procedure experiences a partial extrusion of the Pillar insert, either at or subsequent to the time of implant. We adjust our estimated warranty expense accrual each month based on historical warranty claims experience, and record adjustments in an amount equal to the standard cost of the replacement Pillar Systems provided to physician customers.

Accounting for Income Taxes

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance on our net deferred tax assets as of December 31, 2007 and, 2006, respectively, due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of certain net operating loss carry forwards and research and development tax credits.

Stock-Based Compensation

Prior to the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS No. 123(R)) on January 1, 2006, we measured compensation costs for options issued or modified under our stock-based compensation plans using the intrinsic-value method of accounting. Under the intrinsic-value method, we recorded deferred compensation expense within stockholders’ equity (deficit) for stock options awarded to employees and directors to the extent that the option exercise price was less than the fair market value of common stock on the date of grant. Recorded deferred compensation is amortized to compensation expense on a straight-line basis over the vesting period of the underlying stock option grants.

On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R). We apply the provisions of SFAS 123(R) to new stock option grants and to stock option grants that are modified, repurchased or cancelled after December 31, 2005 using the prospective method of transition. Compensation cost calculated under SFAS 123(R) is amortized to compensation expense on a straight-line basis over the vesting period of the underlying stock option grants. We will continue to apply the intrinsic-value method to determine compensation expense for stock options granted prior to the adoption of SFAS 123(R).

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. We use the Black-Scholes model to value our stock option awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different in the future. As we have been a public company since May 2006, we do not have sufficient historical volatility for the expected term of our options. Therefore, we use comparable companies as a basis for our expected volatility. As we become a more mature public company, we will rely more on our historical volatility to calculate the fair value of option grants. This volatility may materially impact the fair value of employee stock option grants. In addition, we are required to estimate the expected term and forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from the estimate, share-based compensation expense could be significantly different from what has been recorded in the current period.

As of December 31, 2007, we had outstanding stock options to acquire an aggregate of 2,540,789 shares of common stock. Of those outstanding common stock options, 924,790 shares had vested as of December 31, 2007, and 1,615,999 shares were unvested.

Results of Operations

Comparison of the years ended December 31, 2007 and 2006

Net Sales.  Net sales decreased by $1.8 million, or 30%, to $4.1 million in 2007 from $5.9 million in 2006. Net sales in the United States decreased by $898,000, or 20%, to $3.7 million in 2007 compared to $4.6 million in 2006. The decrease in U.S. net sales was due to the disruption caused by the implementation of the sales and marketing strategies required to support our new integrated consultative sales approach that we initiated in the fourth quarter of 2006 and the corresponding restructuring of our sales organization that resulted in the turnover of nearly all of our sales representatives during 2007. The sales force restructuring created a significant short-term disruption leaving sales territories temporarily uncovered while we hired and trained new sales representatives in our consultative sales approach, resulting in a decrease in new customer orders and lower reorder demand from existing customers. The United States average selling price for the three Pillar inserts used in each Pillar Procedure was approximately $680 in fiscal years 2007 and 2006.

Net sales internationally decreased by $887,000, or 68%, to $419,000 in 2007 compared to $1.3 million in 2006. We commercially introduced our Pillar System into international markets beginning in January 2005 through independent third-party distributors. The decrease in international sales was primarily due to lower sales to two distributors covering the majority of the Asia Pacific market. Due to inventory levels at these two distributors resulting from delays in planned market launches, execution of certain market development activities and obtaining a required government pricing approval for the Pillar System in a key market, we did not receive orders from either of these two distributors in 2007. The agreement with one of these two distributors that covered China expired pursuant to the original term during the second quarter of 2007. Due to a change in the distributor’s organizational structure and business focus, the distribution agreement will not be renewed. We are currently evaluating alternatives for distributing our product in China. Additionally, we made a decision in the fourth quarter of 2006 to focus on our higher margin U.S. business and to significantly decrease the near-term investment in our international business. The combination of these factors contributed to decreased net sales internationally in 2007 compared to 2006.

Our independent international distributors purchase Pillar Systems from us at a discount to our U.S. list price for resale; the end-user price of our Pillar System in each country is determined by the distributor and varies from country to country. Due to the market development investment and distribution costs incurred by our international third-party distributors, our international average selling price is typically approximately 50% of domestic average selling price. As of December 31, 2007, our Pillar System was marketed and sold in more than 20 international markets in Asia Pacific, Europe, the Middle East and South America.

Cost of sales and gross margin.  Our cost of sales consists primarily of material, labor and manufacturing overhead expenses. Cost of sales also includes warranty expenses, as well as salaries and personnel-related expenses, including stock-based compensation, for our operations management team and quality control. Cost of sales decreased by $660,000, or 39%, to $1.0 million in 2007 from $1.7 million in 2006. This decrease primarily was due to the decrease in the number of our Pillar Systems sold in 2007. As a percentage of net sales, gross margin improved to 75% in 2007 from 71% in 2006. The improvement in the gross margin percent in 2007 was the result of cost reductions and increased efficiencies in the manufacturing of our Pillar System.

Research and development expenses.  Our research and development expenses consist of salaries and other personnel-related expenses, including stock-based compensation, for employees engaged in research, development and engineering activities and materials used and other overhead expenses incurred in connection with the design and development of our products. Research and development expenses increased by $270,000, or 9%, to $3.3 million in 2007 from $3.0 million in 2006. This increase was mainly attributable to increased compensation expense of $422,000, which included an increase in stock-based compensation of $58,000. We increased the number of employees in our research and development and clinical groups to accelerate several key clinical studies and the development of a product to treat base of tongue obstruction. The increase in compensation expense was partially offset by a decrease to our consulting expense of $127,000, as compared to the prior year.

General and administrative expenses.  Our general and administrative expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation, for executive, accounting and administrative personnel, professional fees, and other general corporate expenses. General and administrative expenses decreased by $362,000, or 7%, to $4.6 million in 2007 from $5.0 million in 2006. The decrease is primarily due to a decrease of $501,000 in audit and consulting fees in 2007, which had increased in the first five months of 2006 in preparation of our IPO. Offsetting increases were incurred for insurance of $96,000 and various other expenses that increased as a result of operating as a public company for a full year in 2007.

Sales and marketing expenses.  Our sales and marketing expenses consist primarily of salaries, commissions and other personnel-related expenses, including stock-based compensation, for employees engaged in sales, marketing and support of our products, trade show, marketing, promotional and public relations expenses and management and administration expenses in support of sales and marketing. Sales and marketing expenses decreased by $1.2 million, or 12%, to $8.9 million for 2007 from $10.0 million in 2006. This decrease was primarily attributable to a decrease in overall advertising and promotion expenses of $1.2 million for the year ended December 31, 2007, partially offset by an increase in compensation expense with the hiring of additional sales employees in 2007. We reduced our direct-to-consumer advertising in 2007 and discontinued several co-marketing programs as we focused more on the development of our key physicians and the consultative sales approach.

Interest income.  Interest income decreased to $852,000 in 2007 from $952,000 in 2006. The decrease is attributable to a decrease in amounts invested in cash equivalents and short-term investments and interest earned from those investments.

Interest expense.  Interest expense decreased to $689,000 in 2007 from $734,000 in 2006. This decrease was due to lower interest expense as a result of principal payments made during 2007 on our loan facility with Lighthouse Capital Partners and the decrease in the outstanding balance.

Preferred stock warrant gain/loss.  In 2006, we recognized a gain of $500,000 related to the change in fair value of our preferred stock warrants subject to redemption. These warrants were converted to common stock warrants as a result of our IPO.

Deemed dividend from revision of preferred stock conversion price.  In 2006, we recognized a non-cash dividend of $20.8 million due to a change in the conversion price of our Series C and C-1 preferred stock prior to our IPO. All outstanding Series A, B, C and C-1 preferred stock automatically converted into shares of common stock at the then current conversion prices.

Comparison of Years Ended December 31, 2006 and 2005

Net Sales.  Net sales increased by $1.0 million, or 21%, to $5.9 million in 2006 from $4.9 million in 2005. The increase in net sales during 2006 was attributable to the increased unit sales of our Pillar Systems in the U.S., partially offset by a decrease in sales in international markets.

Net sales in the U.S. increased by $1.2 million, or 34%, to $4.6 million in 2006 compared to $3.4 million in 2005. The growth in U.S. net sales was due primarily to a larger number of physicians performing the Pillar Procedure, which resulted in increased shipments of our Pillar System. The U.S. average selling price for the three Pillar inserts used in each Pillar Procedure increased from approximately $645 in 2005 to approximately $680 in 2006 due to a price increase initiated in October 2004 that provided for a gradual increase to the new price level for existing customers.

Net sales internationally decreased by $132,000 to $1.3 million in 2006 compared to $1.4 million in 2005. We commercially introduced our Pillar System into international markets beginning in January 2005 through independent third-party distributors. Our two largest distributors accounted for 39%, or $505,000, of our international net sales in 2006 and 74%, or $1.1 million, in 2005. Due to their inventory levels as a result of delays in planned market launches, execution of certain market development activities and obtaining a required government pricing approval for the Pillar System in a key market, we did not receive orders from either of these two distributors in the second half of 2006. Decreased sales to these two distributors in 2006 were partially offset by sales to new distributors and reorders from existing distributors. As a result, international sales decreased in 2006 as compared to 2005.

Cost of sales and gross margin.  Our cost of sales consists primarily of material, labor and manufacturing overhead expenses. Cost of sales also includes warranty expenses, as well as salaries and personnel-related expenses, including stock-based compensation, for our operations management team and quality control. Cost of sales increased by $54,000, or 3%, to $1.7 million in 2006 from $1.6 million in 2005. This increase was due to the increase in the number of our Pillar Systems sold in 2006. As a percentage of net sales, gross margin improved to 71% in 2006 from 66% in 2005. The improvement in the gross margin percent in 2006 was the result of reductions in the cost of our Pillar System following our launch of a redesigned second-generation delivery system in May 2005, as well as volume-related production efficiencies.

Research and development expenses.  Our research and development expenses consist of salaries and other personnel-related expenses, including stock-based compensation, for employees engaged in research, development and engineering activities and materials used and other overhead expenses incurred in connection with the design and development of our products. Research and development expenses increased by $1.1 million, or 61%, to $3.0 million in 2006 from $1.9 million in 2005. This increase was attributable to increased compensation expense of $352,000, stock-based compensation of $133,000 and development expenses of $289,000 over the prior year. We increased the number of personnel in our research and development and clinical groups during 2006 to accelerate several key clinical studies and the development of a product to treat base of tongue obstruction.

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

Sales and marketing expenses.  Our sales and marketing expenses consist primarily of salaries, commissions and other personnel-related expenses, including stock-based compensation, for employees engaged in sales, marketing and support of our products, trade show, marketing, promotional and public relations expenses and management and administration expenses in support of sales and marketing. Sales and marketing expenses increased by $5.0 million, or 101%, to $10.0 million for 2006 from $5.0 million in 2005. This increase was attributable to an increase in compensation expense of $2.0 million related to the hiring of additional sales and marketing personnel, including an increase in stock-based compensation of $149,000 for the year ended December 31, 2006. In addition, advertising and promotional expenses increased by $2.0 million as we developed and implemented new marketing programs designed to raise awareness of the Pillar Procedure with potential patient consumers.

Interest income.  Interest income increased to $952,000 in 2006 from $132,000 in 2005. The increase was attributable to an increase in amounts invested in cash equivalents and short-term investments from the proceeds of our IPO.

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

Liquidity and Capital Resources

Since our inception and prior to May 2006, we funded our operations primarily through issuances of convertible preferred stock and related warrants, which provided us with aggregate gross proceeds of $39.9 million. On May 22, 2006, we sold 4,000,000 shares of common stock in an IPO for aggregate gross proceeds of $32.0 million to finance current operations and provide for general corporate purposes, including expanding domestic and international marketing and sales organizations and programs, increasing product development efforts and increasing our clinical study initiatives. After deducting the underwriters’

commissions and discounts, we received net proceeds of approximately $27.7 million. As of December 31, 2007, we had total cash, cash equivalents and marketable securities of $10.2 million.

Net cash used in operating activities was $11.5 million, $10.6 million and $6.6 million during 2007, 2006 and 2005, respectively. Cash used in operating activities has historically resulted from operating losses and net increases or decreases in accounts receivable, inventories and accounts payable resulting from the changes within our business.

Net cash provided by investing activities was $6.1 million during 2007, primarily related to proceeds from the sales of marketable securities. During 2006, cash used in investing activities was $12.4 million, primarily related to the purchase of marketable securities. During 2005, cash provided by investing activities was $5.7 million and primarily related to the proceeds from the sales of marketable securities. Additionally, we purchased capital equipment of $92,000 in the year ended December 31, 2007 and $190,000 and $208,000 during 2006 and 2005, respectively.

Net cash used in financing activities was $2.0 million during 2007, primarily related to repayments of long-term debt. Net cash provided by financing activities was $31.0 million during 2006, primarily related to the issuance of common stock in our IPO. Net cash provided by financing activities during 2005 was $2.0 million, primarily consisting of proceeds from the issuance of long-term debt.

In March 2005, we entered into a term debt agreement with Lighthouse Capital Partners with a maximum principal draw-down of $5.0 million, which was amended on March 3, 2006 to provide for a maximum principal draw-down of $8.0 million. We received $2.0 million in December 2005, $1.0 million in February 2006 and an additional $3.0 million in March 2006 under the term debt agreement. We elected not to draw the remaining $2.0 million on or before June 30, 2006 when the option to draw additional funds expired. Interest on the loan accrues at a variable rate of prime plus 3% and is payable monthly, with principal due at the maturity date of December 31, 2008 and an additional final payment in an amount equal to 5% of the original loan principal. The term debt loan is collateralized by substantially all of our assets excluding our intellectual property. As of December 31, 2007, we were in compliance with all of the financial and other covenants contained in the term debt loan agreement.

We believe that our current cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to fund our working capital and capital resource needs into mid 2008.

Our short-term investments include $4.2 million of investments in auction rate securities. Auction rate securities are variable-rate debt securities and have a long-term maturity with the interest rate reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. Our auction rate securities are all AAA/Aaa rated and collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. Until February 2008, the auction rate securities market was highly liquid. Beginning the week of February 11, 2008, a substantial number of auctions “failed” as a result of negative overall capital market conditions, meaning that there was not enough demand to sell the securities at auction. The result of a failed auction, which does not signify a default by the issuer, is that these securities continue to pay interest in accordance with their terms until there is a successful auction or until such time as other markets for these investments develop. We will not be able to liquidate any of these auction rate securities until a future auction is successful, or until we decide to sell the securities in a secondary market. A secondary market sale of any of these securities could take a significant amount of time to complete and would potentially result in a significant loss.

Typically, the fair value of auction rate securities approximates par value due to the frequent resets through the auction-rate process. Given the current market conditions, we will continue to monitor our auction rate securities for substantive changes in relevant market conditions, changes in financial condition or other changes in these investments. We may be required to record unrealized losses for impairment if we determine that a decline in fair value of our auction rate securities has occurred that is temporary or other-than-temporary and these impairment charges could be substantial.

It is possible that the potential lack of liquidity in our auction rate security investments could adversely affect our ability to fund operations beginning in May of 2008. We cannot predict whether future auctions related to our auction rate securities will be successful. We currently are seeking alternatives for reducing our exposure to the auction rate market, but may not be able to identify any such alternative. If we are not able to monetize some or all of our auction rate securities during the second quarter of 2008, it will have a material adverse effect on our ability to finance our future ongoing operations.

Even with the successful sale of our auction rate securities, the funding of our operations beyond mid 2008 will require additional investments in our company in the form of equity or debt financing or through licensing our intellectual property to generate capital. We have been actively exploring various equity and debt financing alternatives to raise sufficient capital to fund our operations, as well as various strategic alternatives. Any sale of additional equity or issuance of debt will result in dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain additional financing, we will need to significantly reduce the scope of our operations including a reduction in the size of our sales and marketing, research and development, administrative and manufacturing staff combined with the elimination of the significant programs and initiatives planned by each of those functional groups. These changes would have a material adverse effect on our business. Any inability to satisfy our liabilities as they come due could result in the need to file for bankruptcy.

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect our financial condition and liquidity position at December 31, 2007.

	Payments Due by Period
		Less Than			After
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years
	(In thousands)

Term debt facility	$2,802	$2,802	$—	$—	$—
Capital lease obligations	184	41	89	54	—
Operating leases	949	276	673	—	—
Deposit payable	5	5	—	—	—

Total contractual cash obligations	$3,940	$3,124	$762	$54	$—

Term debt obligations of $2.8 million in 2008 include the required 5% repayment premium. Term debt facility and capital lease obligations are stated net of interest expense.

Off-Balance-Sheet Arrangements

As of December 31, 2007 or 2006, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the year ended December 31, 2007.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (SFAS 157), which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt the provisions of SFAS 157 in our fiscal year beginning January 1, 2009. We currently are evaluating the effects, if any, that this pronouncement may have on our consolidated financial statements.

Management’s Report on Internal Control over Financial Reporting

Management of the company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that the company maintained effective internal control over financial reporting as of December 31, 2007.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash is invested in bank deposits and money market funds denominated in U.S. dollars. The carrying amount of these cash equivalents approximates fair market value. Our investments in marketable securities are subject to interest rate risk and our financial condition and results of operations could be adversely affected due to movements in interest rates. Due to the short-term nature of these investments, a 1% change in market interest rates would have an impact of approximately $83,000 on an annual basis. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk-sensitive instruments, positions or transactions to any material extent.

Foreign Currency Exchange Risk

Historically, our only foreign denominated payments were for clinical expenditures. Foreign currency gains and losses associated with these expenditures have not been significant. Although substantially all of our sales and purchases are denominated in U.S. dollars, in future periods, we believe a greater portion of our net sales could be denominated in currencies other than the U.S. dollar, thereby increasing our exposure to exchange rate gains and losses on non-United States currency transactions. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we believe an increase in our currency exposure merits further review, we may consider entering into transactions to help mitigate that risk.

Auction Rate Securities

Our short-term investments include $4.2 million of investments in auction rate securities. Auction rate securities are variable-rate debt securities and have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. Our auction rate securities are all AAA/Aaa rated and collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. Until February 2008, the auction rate securities market was highly liquid. Starting the week of February 11, 2008, a substantial number of auctions “failed” as a result of negative overall capital market conditions, meaning that there was not enough demand to sell the securities at auction. The result of a failed auction, which does not signify a default by the issuer, is that these securities continue to pay interest in accordance with their terms until there is a successful auction or until such time as other markets for these investments develop. We will not be able to liquidate any of these auction rate securities until a future auction is successful, or until we decide to sell the securities in a secondary market. A secondary market sale of any of these securities could take a significant amount of time to complete and would potentially result in a significant loss.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors
Restore Medical, Inc.:

We have audited the accompanying balance sheets of Restore Medical, Inc. as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Restore Medical, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Restore Medical, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has insufficient capital resources to fund future operations that raise substantial doubt about the entity’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” on January 1, 2006.

/s/  KPMG LLP

Minneapolis, Minnesota
March 26, 2008

RESTORE MEDICAL, INC.

Balance Sheets
(In thousands, except share amounts)

	December 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$3,964	$11,377
Short-term investments	6,285	12,463
Accounts receivable, net of allowance for doubtful accounts of $21 and $86, respectively	604	1,262
Related-party receivables	16	33
Inventories	785	598
Prepaid expenses	141	237
Other current assets	13	10

Total current assets	11,808	25,980
Machinery and equipment, net	487	539
Deferred debt issuance costs, net of accumulated amortization of $251 and $128, respectively	123	246

Total assets	$12,418	$26,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$275	$670
Accrued expenses	344	939
Accrued payroll and related expense	616	519
Current portion of long-term debt, net of debt discount of $37 and $37, respectively	2,806	2,192

Total current liabilities	4,041	4,320
Long-term debt, net of debt discount of $0 and $37, respectively	143	2,863
Other long-term liabilities	16	14

Total liabilities	4,200	7,197

Commitments and contingencies (note 12)
Stockholders’ equity:
Common stock $0.01 par value: 50,000,000 shares authorized; issued and outstanding 15,731,094 and 15,534,244 shares, respectively	157	155
Additional paid-in capital	94,228	92,772
Deferred stock-based compensation	(690)	(1,395)
Accumulated deficit	(85,477)	(71,964)

Total stockholders’ equity	8,218	19,568

Total liabilities and stockholders’ equity	$12,418	$26,765

See accompanying notes to financial statements.

RESTORE MEDICAL, INC.

Statements of Operations
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2007	2006	2005

Net sales	$4,101	$5,886	$4,854
Cost of sales(1)	1,035	1,695	1,641

Gross margin	3,066	4,191	3,213

Operating expenses:
Research and development(1)	3,277	3,007	1,869
General and administrative(1)	4,598	4,960	2,938
Sales and marketing(1)	8,867	10,022	4,981

Total operating expenses	16,742	17,989	9,788

Loss from operations	(13,676)	(13,798)	(6,575)

Other income (expense):
Interest income	852	952	132
Interest expense	(689)	(734)	(25)
Preferred stock warrant gain (loss)	—	500	(572)
Other, net	—	50	18

Total other income (expense)	163	768	(447)

Net loss	(13,513)	(13,030)	(7,022)
Deemed dividend from revision of preferred stock conversion price (note 8)	—	(20,799)	—

Net loss attributable to common stockholders	$(13,513)	$(33,829)	$(7,022)

Basic and diluted net loss per common share before deemed dividend from revision of preferred stock conversion price	$(0.84)	$(1.26)	$(5.77)
Effect of deemed dividend from revision of preferred stock conversion price	—	(2.00)	—

Basic and diluted net loss per common share	$(0.84)	$(3.26)	$(5.77)

Basic and diluted weighted average common shares outstanding	16,066,649	10,377,793	1,217,640
(1) Includes stock-based compensation of:
Cost of sales	$103	$79	$19
Research and development	206	148	15
General and administrative	1,363	1,415	463
Sales and marketing	282	211	62

	$1,954	$1,853	$559

See accompanying notes to financial statements.

RESTORE MEDICAL, INC.

Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)

			Additional	Deferred		Total
	Common Stock		Paid-In	Stock-Based	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Equity (Deficit)

Balance, December 31, 2004	821,712	$8	$653	$(166)	$(31,113)	$(30,618)
Stock options exercised	33,964	1	37	—	—	38
Changes to deferred compensation	—	—	2,498	(1,939)	—	559
Net loss	—	—	—	—	(7,022)	(7,022)

Balance, December 31, 2005	855,676	9	3,188	(2,105)	(38,135)	(37,043)
Issuance of shares in initial public offering, net of offering costs	4,000,000	40	27,641	—	—	27,681
Conversion of participating convertible preferred stock to common stock	10,395,288	104	39,104	—	—	39,208
Conversion of preferred warrants to common stock warrants	—	—	648	—	—	648
Stock options exercised	231,607	2	249	—	—	251
Stock warrants exercised	51,673	—	—	—	—	—
Changes to deferred compensation	—	—	(98)	710	—	612
Stock-based compensation under 123(R)	—	—	1,241	—	—	1,241
Deemed dividend from revision of preferred stock conversion price	—	—	20,799	—	(20,799)	—
Net loss	—	—	—	—	(13,030)	(13,030)

Balance, December 31, 2006	15,534,244	155	92,772	(1,395)	(71,964)	19,568
Stock options exercised	189,933	2	207	—	—	209
Stock warrants exercised	6,917	—	—	—	—	—
Changes to deferred compensation	—	—	(188)	705	—	517
Stock-based compensation under 123(R)	—	—	1,437	—	—	1,437
Net loss	—	—	—	—	(13,513)	(13,513)

Balance, December 31, 2007	15,731,094	$157	$94,228	$(690)	$(85,477)	$8,218

See accompanying notes to financial statements.

RESTORE MEDICAL, INC.

Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net loss	$(13,513)	$(13,030)	$(7,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	232	193	169
Stock-based compensation	1,954	1,853	559
Preferred stock warrant (gain) loss	—	(500)	572
Bad debt expense	92	97	62
Non-cash interest expense	160	141	22
Change in operating assets and liabilities:
Trade receivables	566	(119)	(1,028)
Related-party receivables	17	(5)	46
Inventories	(187)	146	(328)
Prepaid expenses	96	(121)	(20)
Other current assets	(3)	44	(50)
Accounts payable	(395)	557	5
Accrued expenses	(595)	294	175
Accrued payroll and related expenses	97	(154)	276
Other long-term liabilities	2	7	7

Net cash used in operating activities	(11,477)	(10,597)	(6,555)

Cash flows from investing activities:
Maturities of short-term investments	36,037	36,979	13,212
Purchase of short-term investments	(29,859)	(49,194)	(7,286)
Purchases of machinery and equipment	(92)	(190)	(208)

Net cash provided by (used in) investing activities	6,086	(12,405)	5,718

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	4,000	2,000
Increase in deferred offering costs	—	—	(61)
Repayments on long-term debt	(2,202)	(997)	—
Capital lease payments	(29)	(14)	(1)
Proceeds from stock options exercised	209	251	38
Net proceeds from initial public offering	—	27,681	—
Other	—	61	—

Net cash (used in) provided by financing activities	(2,022)	30,982	1,976

Net (decrease) increase in cash and cash equivalents	(7,413)	7,980	1,139
Cash and cash equivalents:
Beginning of year	11,377	3,397	2,258

End of year	$3,964	$11,377	$3,397

Supplemental disclosure:
Interest paid	$529	$593	$4
Non-cash investing and financing activities:
Value of preferred stock warrants issued with long-term debt	$—	$273	$169
Capital lease financing	88	116	25
Deemed dividend on revision of preferred stock conversion price	—	20,799	—
Conversion of Series A through C-1 preferred stock to common stock	—	39,208	—
Conversion of preferred stock warrants to common stock warrants	—	648	—

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

Cash and Cash Equivalents — The Company considers highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. The Company’s cash equivalents are primarily invested in commercial paper, money market funds and U.S. government-backed securities. The Company performs periodic evaluations of the relative credit standing of the financial institutions and issuers of its cash equivalents and limits the amount of credit exposure with any one issuer.

Short-term investments — Investments with original maturities in excess of three months are classified as short-term investments. Marketable securities consist of high-grade commercial paper and corporate bonds. Marketable securities that are classified as held-to-maturity are due to the Company’s intent and ability to hold such securities to maturity. The carrying amount of these instruments approximates fair market value. Declines in value of marketable securities classified as held-to-maturity are considered to be temporary. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other-than-temporary. In accordance with EITF 03-1 and FSP FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” several factors are reviewed to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer, and (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Realized gains and losses are accounted for on the specific identification method. Marketable securities that are classified as available-for-sale are due to certain provisions within the marketable security and the Company’s intention not to hold such securities to maturity. Unrealized gains and losses in marketable securities classified as available-for-sale are a component of other comprehensive income until realized and are nominal as of December 31, 2007 and 2006. Short-term investments were as follows:

	2007	2006

Held-to-maturity: Corporate debt securities	$2,085	$12,463
Available-for-sale: Auction rate securities	4,200	—

	$6,285	$12,463

RESTORE MEDICAL, INC.

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

Fair Value of Financial Instruments — The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Short-term investments — The carrying amount approximates fair value due to the short maturity of the instruments.

Long-Term Debt — Due to the recent nature of the debt agreement, the borrowing rates, loan terms and maturity date reflect the current market value of debt issued to the Company. Accordingly, the carrying amount approximates fair value of this instrument as of December 31, 2007 and 2006.

Warrants Subject to Redemption — As further described in Note 10, the Company adjusted the carrying amount of warrants subject to redemption to fair value until their conversion to common stock warrants in 2006 upon the completion of the Company’s initial public offering (IPO).

Inventories — The Company states its inventories at the lower of cost or market, using the first-in, first-out method. Market is determined as the lower of replacement cost or net realizable value. Inventory write-downs are established when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Costs associated with excess capacity are charged to cost of sales as incurred. Inventory write-downs are measured as the difference between the cost of inventory and estimated realizable value. Inventories were as follows:

	December 31,	December 31,
	2007	2006

Raw materials	$39	$57
Work in process	437	320
Finished goods	309	221

	$785	$598

Machinery and Equipment — Machinery and equipment is recorded at cost and depreciated utilizing the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of the useful life of the assets or term of the lease. Repairs and maintenance are expensed as incurred.

Impairment of Long-Lived Assets — Long-lived assets, such as machinery and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. We conducted a review of our long-lived assets and determined that there was no material impairment as of December 31, 2007.

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

Revenue Recognition — Revenue is recognized when evidence of an arrangement exists, delivery to the customer has occurred, the selling price is fixed or determinable and collectability is reasonably assured. For physician customers in the U.S., the evidence of an arrangement generally consists of a signed order

RESTORE MEDICAL, INC.

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

confirmation, email order or verbal phone order as their normal business practices do not require a purchase order. The Company’s international distributors place orders pursuant to a distribution agreement. The price for each sale is fixed and agreed with the customer prior to shipment and is based on established list prices. Sales to the Company’s international distributors are made according to the contractual terms of each individual distribution agreement. Revenue for all domestic and international sales is recognized upon shipment of product from our facility when title and risk of loss passes to the customer.

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

The following table summarizes the number of customers who individually comprise greater than 10% of total net sales and their aggregate percentage of the Company’s total net sales:

	Number of	Percent of Total
	Customers	Net Sales

December 31, 2007	1	21%
December 31, 2006	—	0%
December 31, 2005	1	11%

The Company has negotiated a monthly payment plan for $198 of past due accounts receivable with its largest domestic customer and requires payment be mailed to the Company at the time of shipment for all future shipments until the past due balance is paid. The Company has not established a specific reserve for any estimated losses related to this customer.

The following table summarizes the number of customers who individually comprise greater than 10% of total net accounts receivables and their aggregate percentage of the Company’s total net accounts receivables:

	Number of	Percent of Total
	Customers	Net Receivables

December 31, 2007	1	33%
December 31, 2006	2	26%

The following table summarizes the geographic dispersion of the Company’s net sales:

	Year Ended December 31,
	2007	2006	2005

United States	$3,682	$4,580	$3,416
Asia Pacific	70	570	1,111
Europe	236	487	153
All other markets	113	249	174

	$4,101	$5,886	$4,854

Allowance for Doubtful Accounts — The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. This allowance is an estimate and is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. Provisions for the allowance for doubtful accounts are recorded in general and administrative expenses. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments,

RESTORE MEDICAL, INC.

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

additional allowances may be required. A roll-forward of the allowance for doubtful accounts for the years ending December 31 were as follows:

	2007	2006	2005

Beginning balance	$86	$60	$12
Provision	92	97	62
Write-offs	(157)	(71)	(14)

Ending balance	$21	$86	$60

Warranty Costs — The Company provides its customers with the right to receive a replacement Pillar System in the event a device malfunctions or the physician needs to remove and replace a Pillar implant in a patient for any reason. The Company has based its warranty provision on an analysis of historical warranty claims. Actual results could differ from those estimates. Warranty reserve provisions and claims for the years ending December 31 were as follows:

	2007	2006	2005

Beginning balance	$3	$5	$—
Warranty provision	35	15	17
Warranty claims	(26)	(17)	(12)

Ending balance	$12	$3	$5

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

Prior to the adoption of SFAS No. 123(R) on January 1, 2006, the Company measured compensation costs for options issued or modified under its stock-based compensation plans using the intrinsic-value method of accounting. Under the intrinsic-value method, the Company recorded deferred compensation expense within stockholders’ equity for stock options awarded to employees and directors to the extent that the option exercise price was less than the fair market value of common stock on the date of grant. Recorded deferred compensation is amortized to compensation expense on a straight-line basis over the vesting period of the underlying stock option grants. The Company will continue to apply the intrinsic-value method to determine compensation expense for stock options granted prior to the adoption of SFAS 123(R). Net amortization of deferred stock-based compensation for awards granted prior to January 1, 2006 totaled $517, $612 and $559 for the years ended December 31, 2007, 2006 and 2005, respectively.

RESTORE MEDICAL, INC.

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

Severance — The Company does not have an established severance payment policy for terminated employees. The Company recognizes severance costs when costs are probable and estimable. The severance accrual at December 31, 2007 is expected to be paid during 2008. Severance activity is illustrated in the following table for the years ending December 31:

	2007	2006	2005

Beginning balance	$168	$173	$191
Expense	365	481	192
Payments	(531)	(486)	(210)

Ending balance	$2	$168	$173

Research and Development Costs — Research and development costs are charged to expense as incurred.

Advertising Expense — Advertising costs are expensed as incurred and totaled $1,141, $1,984 and $100 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Net Loss per Share — Basic net loss per common share (Basic EPS) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (Diluted EPS) is computed by dividing net loss by the weighted average number of common shares and dilutive potential common shares outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. Diluted EPS is identical to Basic EPS since potential common shares are excluded from the calculation, as their effect is anti-dilutive. The weighted average shares outstanding for basic and diluted loss per share includes 378,122 shares of common stock underlying warrants to purchase common stock as such warrants are immediately exercisable and have an exercise price of $0.02 per share. The common stock underlying the warrants is considered outstanding in substance for EPS purposes. Historical outstanding potential common shares not included in diluted net loss per share at year end attributable to common stockholders’ calculations were 2,868,363, 2,762,799 and 9,487,031 for the years ended December 31, 2007, 2006 and 2005, respectively.

	Year Ended December 31,
	2007	2006	2005

Net loss attributable to common stockholders	$(13,513)	$(33,829)	$(7,022)
Weighted average common shares and equivalents outstanding:
Common shares outstanding	15,688,527	9,999,671	839,518
Warrants issued at a nominal exercise price	378,122	378,122	378,122

Weighted average shares outstanding — basic and diluted	16,066,649	10,377,793	1,217,640

Net loss per share — basic and diluted	$(0.84)	$(3.26)	$(5.77)

RESTORE MEDICAL, INC.

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

Recently Issued Accounting Statements — In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the year ended December 31, 2007.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (SFAS 157), which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt the provisions of SFAS 157 in our fiscal year beginning January 1, 2009. We currently are evaluating the effects, if any, that this pronouncement may have on our consolidated financial statements.

(2)	Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred net losses of $13.5 million and $13.0 million, and negative cash flows from operating activities of $11.5 million and $10.6 million in 2007, and 2006, respectively. The Company has $2.8 million of long-term debt that is due in 2008. At December 31, 2007 the Company has $4.0 million of cash and cash equivalents and $6.3 million of short-term investments. The Company believes that current cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to fund its working capital and capital resource needs into mid 2008. As noted in the following paragraphs, the Company will require additional capital to continue funding its operations in 2008. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Short-term investments include $4.2 million of investments in auction rate securities. Auction rate securities are variable-rate debt securities and have a long-term maturity with the interest rate reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. The Company’s auction rate securities are all AAA/Aaa rated and collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. Until February 2008, the auction rate securities market was highly liquid. Starting the week of February 11, 2008, a substantial number of auctions “failed” as a result of negative overall capital market conditions, meaning that there was not enough demand to sell the securities at auction. The result of a failed auction, which does not signify a default by the issuer, is that these securities continue to pay interest in accordance with their terms until there is a successful auction or until such time as other markets for these investments develop. The Company will not be able to liquidate any of these auction rate securities until a future auction is successful, or until the Company decides to sell the securities in a secondary market. A secondary market sale of any of these securities could take a significant amount of time to complete and would potentially result in a significant loss.

It is possible that the potential lack of liquidity in the Company’s auction rate security investments could adversely affect the Company’s ability to fund operations beginning in May of 2008. The Company cannot predict whether future auctions related to its auction rate securities will be successful and is currently seeking

RESTORE MEDICAL, INC.

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

alternatives for reducing its exposure to the auction rate market, but may not be able to identify any such alternative. If the Company is not able to monetize some or all of its auction rate securities during the second quarter of 2008, it will have a material adverse effect on its ability to finance ongoing operations.

Even with the successful sale of its auction rate securities, the funding of the Company’s operations beyond mid 2008 will require additional investments in the Company in the form of equity or debt financing or through licensing its intellectual property to generate capital. The Company has been exploring various equity and debt financing alternatives as well as other various strategic alternatives. Any sale of additional equity or issuance of debt will result in dilution to the Company’s stockholders, and the Company cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to the Company, or at all. If the Company is unable to obtain additional financing, the Company will need to significantly reduce the scope of its operations including a reduction in the size of its sales and marketing, research and development, administrative and manufacturing staff combined with the elimination of the significant programs and initiatives planned by each of those functional groups. These changes would have a material adverse effect on the Company’s business. Any inability to satisfy the Company’s liabilities as they come due could result in the need to file for bankruptcy.

(3)	Machinery and Equipment, net

Machinery and equipment consists of the following as of December 31:

			Estimated
	2007	2006	Useful Lives

Furniture and office equipment	$159	$95	5 years
Computer hardware and software	409	390	3 years
Production and production support equipment	608	534	5 years
Leasehold improvements	95	88	4 years

	1,271	1,107
Less accumulated depreciation and amortization	(784)	(568)

	$487	$539

Depreciation and amortization expense was $232, $193 and $169 for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, the cost and accumulated amortization of assets under capital leases was $217 and $45, respectively, and was $140 and $16, respectively, at December 31, 2006.

(4)	Accrued Expenses

Accrued expenses consist of the following as of December 31:

	2007	2006

Clinical trials	$50	$168
Legal and accounting	12	188
Other	282	583

	$344	$939

RESTORE MEDICAL, INC.

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

(5)	Long-Term Debt

Long-term debt consists of the following as of December 31:

	2007	2006

Term loan (interest at prime plus 3% maturing December 2008), net of $37 debt discount at December 31, 2007 and $74 debt discount at December 31, 2006	$2,765	$4,930
Capital lease for equipment (interest at 9.14%, paid balance off in September 2007)	—	18
Capital lease for leasehold improvements (interest at 14.33%, monthly payments maturing March 2010)	20	27
Capital lease for equipment (interest at 12.14%, monthly payments maturing July 2011)	66	80
Capital lease for equipment (interest at 8.77%, monthly payments maturing August 2012)	98	—

	2,949	5,055
Less current portion, net of debt discount of $37 at December 31, 2007 and $37 at December 31, 2006	(2,806)	(2,192)

Total long-term debt	$143	$2,863

Future long-term debt payments as of December 31, 2007 are:

2008	$2,843
2009	46
2010	43
2011	38
2012 and after	16

$2,986

In March 2005, the Company entered into a term debt facility with Lighthouse Capital Partners (Lighthouse) with maximum principal drawdown of $5,000. The Company drew down $2,000 and $1,000 on December 30, 2005 and February 28, 2006, respectively. On March 3, 2006, the agreement was amended to increase the term debt facility from $5,000 to $8,000. The Company drew $3,000 against the amended Lighthouse loan facility on March 30, 2006. The Company elected not to draw the additional $2,000 on the loan facility and the ability to make additional draws expired on June 30, 2006.

Borrowings under the agreement bear interest at the lender’s prime rate plus 3.0%, with monthly interest-only payments from the time of funding until June 30, 2006. Beginning on July 1, 2006, each draw began to be amortized over 30 consecutive monthly payments of principal and interest, with an additional final payment in an amount equal to 5% of the original loan principal due by December 31, 2008. The 5% final payment is recognized ratably as interest expense from the date of the draw down over the remaining term of the loan. Lighthouse has a perfected first position lien on all of the Company’s assets with the exception of intellectual property. As of December 31, 2007, the Company was in compliance with all of the covenants in the credit agreement, which include maintaining all collateral in good condition, filing quarterly and annual financial information with the Securities and Exchange Commission.

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

As further discussed in Note 10, the Series C-1 preferred stock warrants were classified as liabilities under preferred stock warrants subject to redemption prior to our IPO. The Series C-1 warrants issued in March 2005 upon entering into the term debt facility and in March 2006 when the facility agreement was amended resulted in non-cash debt issuance costs of $102 and $273, respectively, which are being amortized over the term of the debt on a straight-line basis. As a result of the $2,000 funding on December 30, 2005 and $1,000 funding on February 28, 2006, we issued 30,534 and 15,267 Series C-1 preferred stock warrants, respectively, which resulted in a debt discount of $67 and $40, respectively, which is recognized using the effective-interest method.

As further described in Note 8, the Series C-1 preferred stock warrants were converted to common stock warrants upon completion of the Company’s IPO in 2006.

(6)	Income Taxes

The Company has incurred net operating losses since inception. The Company has not reflected any benefit of such net operating loss carry forwards in the accompanying financial statements.

The income tax expense (benefit) differed from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

	Year Ended December 31,
	2007	2006	2005

Computed “expected” tax benefit	(34.0)%	(34.0)%	(34.0)%
State income taxes	(3.2)	(3.1)	(1.7)
Change in state tax rate	(0.4)	(2.0)	—
Permanent differences	2.5	—	3.1
Research and development tax credit	(1.0)	(0.9)	(0.8)
Other	—	—	0.1
Change in valuation allowance	36.1	40.0	33.3

	—%	—%	—%

RESTORE MEDICAL, INC.

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets is presented below:

	December 31,
	2007	2006

Deferred tax assets (liabilities):
Current:
Reserves and accruals	$98	$188
Start-up costs	—	384

Total Current	98	572
Non-current:
Machinery and equipment	(1)	(12)
Stock-based compensation	698	326
Net operating loss carryforwards	22,327	17,479
Research tax credit carryforwards	619	488

Total Non-current	23,643	18,281

Net gross deferred tax assets	23,741	18,853
Valuation allowance	(23,741)	(18,853)

Net deferred tax assets	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2007, 2006, and 2005 was $23,741, $18,853 and $13,554, respectively. The net change in the total valuation allowance for the years ended December 31, 2007 and 2006 was an increase of $4,888 and $5,299, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.

Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the gross deferred tax assets as of December 31, 2007 and 2006.

As of December 31, 2007, the Company has federal and state net operating loss and tax credit carry forwards of approximately $58,500 and $619, respectively. The net operating loss and tax credit carry forwards if unutilized, will expire in the years 2019 through 2027. The Company has net operating loss carry forwards of $1,186, which when utilized, the benefit of $444 will be recorded to additional paid-in capital instead of the income statement.

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. Implementation of FIN 48 resulted in no adjustment to the Company’s liability for unrecognized tax benefits. As of both the date of adoption, and as of December 31, 2007, the total amount of unrecognized tax benefits was zero. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future income tax related interest and penalties as a component of income tax expense. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.

RESTORE MEDICAL, INC.

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

Utilization of net operating loss and tax credit carry forwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of net operating loss and tax credit carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study. If the Company has experienced a change in control at any time since the Company’s formation, utilization of the Company’s net operating loss and tax credit carry forwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the net operating loss and tax credit carry forwards before utilization. Until a study is completed and any limitation known, no amounts are being presented as uncertain tax positions under FIN 48.

(7)	Stockholder’s Equity (Deficit)

On May 12, 2006, the Company’s Board of Directors and stockholders approved a 1-for-2 reverse stock split of its preferred and common shares. This reverse stock split was effective on May 17, 2006. All preferred and common stock data presented herein have been restated to retroactively reflect the stock split.

On May 22, 2006, we sold 4,000,000 shares of common stock in an IPO for aggregate gross proceeds of $32,000. After deducting the underwriters’ commissions and discounts and offering costs, we received net proceeds of $27,681.

(8)	Participating Convertible Preferred Stock

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

RESTORE MEDICAL, INC.

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

Preferred stock consisted of the following prior to the conversion of preferred stock to common stock:

Amount

Series A, $0.01 par value: 775,000 shares authorized and 750,000 shares issued and outstanding	$747
Series B, $0.01 par value: 4,500,000 shares authorized and 4,185,411 shares issued and outstanding	13,507
Series C, $0.01 par value: 9,500,000 shares authorized and 7,615,675 shares issued and outstanding	18,723
Series C-1, $0.01 par value: 2,940,000 shares authorized and 2,498,833 shares issued and outstanding	6,231

Total convertible participating preferred stock	$39,208

Preferred stock activity was as follows:

	Series A		Series B		Series C		Series C-1		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2004	750,000	$747	4,185,411	$13,507	7,615,675	$18,723	2,498,833	$6,231	15,049,919	$39,208
Balance, December 31, 2005	750,000	747	4,185,411	13,507	7,615,675	18,723	2,498,833	6,231	15,049,919	39,208

Conversion to common stock upon initial public offering	(750,000)	(747)	(4,185,411)	(13,507)	(7,615,675)	(18,723)	(2,498,833)	(6,231)	(15,049,919)	(39,208)

Balance, December 31, 2006 and 2007	—	$—	—	$—	—	$—	—	$—	—	$—

(9)	Debt Financing Arrangement and Warrant Issuances

The Company issued common and preferred stock warrants in connection with various debt financings prior to our IPO in May 2006. In connection with the 2006 and 2005 Lighthouse debt financings, as amended on March 3, 2006, the Company issued warrants to acquire a total of 244,274 shares of Series C-1 preferred stock. See Note 5 for further details.

Stock warrant activity is as follows:

		Weighted	Preferred	Weighted	Preferred	Weighted	Preferred	Weighted
	Common	Average	Series A	Average	Series B	Average	Series C-1	Average
	Warrants	Price	Warrants	Price	Warrants	Price	Warrants	Price

Balance as of:
December 31, 2004	433,522	$0.16	9,191	$1.00	1,827	$3.00	238,545	$2.62
Granted	—		—		—		95,420	2.62

December 31, 2005	433,522	0.16	9,191	1.00	1,827	3.00	333,965	2.62
Granted	—		—		—		148,854	2.62
Converted to common	369,640	3.44	(9,191)	1.00	(1,827)	3.00	(482,819)	2.62
Exercised	(61,547)	0.99	—	—	—	—	—	—

December 31, 2006	741,615	1.72	—	—	—	—	—	—
Exercised	(35,919)	0.83	—	—	—	—	—	—

December 31, 2007	705,696	$1.77	—	$—	—	$—	—	$—

RESTORE MEDICAL, INC.

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

All warrants issued by the Company are fully vested. Pursuant to the original terms, all classes of preferred stock warrants were converted into 369,640 common warrants upon the completion of our IPO in May 2006.

(10)	Preferred Stock Warrants Subject to Redemption

The Company classified preferred stock warrants as liabilities prior to the completion of our IPO as the preferred stock had liquidation rights upon the sale or merger of the Company. The warrants were required to be marked to market with adjustments recorded in the statements of operations. These adjustments were a gain (loss) of $0, $500 and ($572) for the years ended December 31, 2007, 2006 and 2005, respectively. Preferred stock warrants were converted to common stock warrants upon the completion of our IPO in May 2006.

(11)	Stock Options

The Company has adopted the Restore Medical, Inc. 1999 Omnibus Stock Plan (the “Plan”) that includes both incentive stock options and nonqualified stock options to be granted to employees, officers, consultants, independent contractors, directors and affiliates of the Company. At December 31, 2007, 3,325,000 shares have been authorized for issuance under this plan.

Incentive stock options must be granted at an exercise price not less than the fair market value of the common stock on the grant date. The options granted to participants owning more than 10% of the Company’s outstanding voting stock must be granted at an exercise price not less than 110% of fair market value of the common stock on the grant date. The options expire on the date determined by the Company’s board of directors, but may not extend more than 10 years from the grant date, while incentive stock options granted to participants owning more than 10% of the Company’s outstanding voting stock expire five years from the grant date. Options typically vest 25% after the first year of service with the remaining vesting 1/36th each month thereafter. Options that are forfeited without exercise go back into the total amount of options available for grant.

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) prospectively to new awards and to awards modified, repurchased, or cancelled after December 31, 2005. Prior to the adoption of SFAS 123(R) we used the minimum value method of measuring equity share options for the pro forma disclosure under SFAS 123. We will continue to apply the intrinsic-value method for awards granted prior to the adoption of SFAS 123(R).

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Since the Company does not have sufficient historical data on volatility of its stock, the expected volatility is based on the volatility of similar entities (referred to as guideline companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size and financial leverage. The expected term of options granted is determined using the “shortcut” method allowed by SAB 107 and SAB 110. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company has never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. The Company uses historical termination behavior to support an estimated annual forfeiture rate of 8% for employees and 2% for directors. In addition, SFAS 123(R) requires us to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow upon adoption. The Company has recognized no such tax benefits to date.

RESTORE MEDICAL, INC.

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

The following assumptions were used to estimate the fair value of each stock option grant:

	Granted to Employees			Granted to Directors
	2007	2006	2005	2007	2006	2005

Volatility	65%	65%	N/A	65%	65%	N/A
Risk-free interest rates	4-5%	5.0%	4.0%	5.0%	5.0%	4.0%
Expected option life	6.40 years	6.40 years	5 years	5.5 years	5.5 years	5 years
Stock dividend yield	0%	0%	0%	0%	0%	0%

Stock option activity was as follows:

			Weighted
	Shares	Shares	Average	Weighted	Options
	Available for	Under	Exercise Price	Average Fair	Exercisable at
	Grant	Options	per Share	Value	Period End

Balance, December 31, 2004	(20,577)	886,364	$1.08		300,878
Authorized	1,000,000	—
Granted	(584,700)	584,700	1.10	$5.18
Exercised	—	(33,967)	1.10
Cancelled	31,483	(31,483)	1.10

Balance, December 31, 2005	426,206	1,405,614	1.09		615,918

Authorized	1,387,500	—
Granted	(1,380,200)	1,380,200	6.89	$3.95
Exercised	—	(231,607)	1.08
Cancelled	154,901	(154,901)	5.11

Balance, December 31, 2006	588,407	2,399,306	4.17		709,038

Granted	(2,191,820)	2,191,820	2.37	$3.59
Exercised	—	(189,933)	1.10
Forfeited	395,604	(395,604)	4.83
Cancelled	1,464,800	(1,464,800)	5.43

Balance, December 31, 2007	256,991	2,540,789	$2.02		924,790

The following table summarizes information concerning options outstanding and exercisable at December 31, 2007:

							Weighted
	Outstanding			Vested and Exercisable			Average
			Weighted			Weighted	Remaining
		Aggregate	Average		Aggregate	Average	Contractual
Exercise Price	Shares	Intrinsic Value	Exercise Price	Shares	Intrinsic Value	Exercise Price	Life in Years

$0.40 - $1.10	826,769		$1.08	654,352		$1.08	6.5
$1.33 - $2.08	1,432,050		1.64	25,000		1.45	9.6
$3.37 - $3.89	88,170		3.72	53,669		3.61	8.9
$7.28 - $8.00	193,800		8.00	191,769		8.00	8.4

	2,540,789	$359	$2.02	924,790	$276	$2.67	8.5

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $1.50 as of December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

RESTORE MEDICAL, INC.

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

The following table summarizes information concerning unvested options for the period ended December 31, 2007:

		Weighted Average
		Grant Date Fair
	Shares	Value

Non-vested at January 1, 2007	1,690,268	$3.85
Granted	2,191,820	3.59
Vested	(580,503)	2.59
Forfeited	(381,813)	3.97
Cancelled	(1,303,773)	3.84

Non-vested at December 31, 2007	1,615,999	$3.68

The weighted average grant date fair value of share options granted during the year ended December 31, 2007 and 2006 was approximately $3.59 and $3.95, respectively. The Company recorded cash received from the exercise of stock options of $209 and did not recognize any related tax benefits during 2007. Upon exercise, the Company issues new shares of stock. The aggregate intrinsic value of share options exercised during the year ended December 31, 2007 and 2006 was approximately $371 and $1,224, respectively. As of December 31, 2007, there was $3,754 of total unrecognized compensation costs related to outstanding options granted after the adoption of SFAS 123(R), which is expected to be recognized over a weighted average period of 3.4 years.

Prior to our IPO, certain stock options were granted with exercise prices that were below the estimated fair value of the common stock at the date of grant. We recorded deferred stock compensation of $2,500 for the period through December 31, 2005 (until the adoption of SFAS 123(R)), in accordance with Accounting Principles Board Opinion No. 25 (APB 25). As of December 31, 2007, there was $690 of deferred stock-based compensation related to options granted prior to the adoption of SFAS 123(R) that will be amortized on a straight-line basis over a weighted average period of 1.3 years.

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

On February 1, 2007, the Board of Directors of the Company approved an amendment to 235,250 stock options that were granted to nine Company employees between May 15, 2006 and July 20, 2006 whereby the exercise price of such stock options was reduced from a weighted average of $7.89 per share to $3.89 per share, which was the closing price of the Company’s common stock on February 1, 2007. The primary objective of this stock option re-pricing was to address the discrepancy in equity value of the stock options granted to two groups of new employees who were recruited to the Company during a critical period in the Company’s growth and evolution. The stock options were amended and accounted for as a cancellation and grant in the stock option roll-forward. All other terms of the stock options, including vesting and termination

RESTORE MEDICAL, INC.

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

dates, remained the same. The incremental fair value created by the amendment to the stock options was $122. The remaining unrecognized incremental fair value of $100 will be recognized as compensation expense over the weighted average remaining vesting period of 3.6 years.

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

On August 10, 2007, the Board of Directors of the Company approved the cancellation of options to purchase 326,950 shares of common stock that were granted to employees with an exercise price ranging from $3.37 per share to $8.00 and the concurrent grant of an equal number of replacement stock options with an exercise price of $1.63 per share, which was the historical 45-day trailing average of the closing price of the Company’s common stock on August 10, 2007. The closing price of the Company’s common stock on August 10, 2007 was $1.18 per share. The Board of Directors also approved an amendment on August 10, 2007 to the terms of stock options to purchase an aggregate of 890,100 shares of common stock granted to eight executive officers, with exercise prices ranging from $3.37 to $8.00 per share, whereby the exercise price of such stock options was reduced to $1.63 per share. The primary objective of re-pricing and amending these employee and executive stock options was to provide appropriate market-based equity incentives to all Company employees during a critical period in the Company’s evolution and growth. These stock options were accounted for as a cancellation and grant in the stock option roll-forward. The terms of the replacement and amended stock option agreements were consistent with the Plan. The incremental fair value created by the modification to the stock options was $386. The remaining unrecognized incremental fair value of $335 as of December 31, 2007 will be recognized as compensation expense over the remaining vesting period of 3.6 years.

On October 23, 2007, the Company granted a total of 25,000 options to purchase common stock to one consultant. The terms of the agreement were consistent with employee stock options, except that the vesting provision provided for immediate vesting of all options on the date of grant. The Black-Scholes option-pricing model was utilized and the assumptions were the same as stated in the table above for employees, except that an option life of ten years was utilized, which is the contractual term of the options. The total compensation expense of $28 for this grant was recognized in October 2007.

For the year ended December 31, 2007 and 2006, results of operations reflect compensation expense for new stock options granted or modified under our stock incentive plans during the year ended December 31, 2007 and 2006, and the continued amortization of the deferred compensation for options granted prior to January 1, 2006.

(12)	Commitments and Contingencies

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

RESTORE MEDICAL, INC.

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

Knudson, Ph.D, is the chairman of the Company’s board of directors. Previously, the Company had entered into a non-cancelable sublease agreement for office/warehouse space that expired on September 30, 2005. Rent expense totaled $373, $367 and $264 and for the years ended December 31, 2007, 2006 and 2005, respectively.

In August 2007, the Company entered into a new capital lease agreement for the purchase of equipment with an annual interest rate of 8.77% and monthly payments commencing in September 2007 maturing in August 2012. The total capital lease amount financed was $102 and included the new equipment and the remaining outstanding debt obligation of $14 from the capital lease obligation originally maturing September 2009, for which we retired the assets originally associated with that lease commitment

The following is a schedule of total future minimum lease payments due as of December 31, 2007:

	Operating	Capital
	Leases	Leases

2008	$276	$58
2009	384	58
2010	289	50
2011	—	40
2012	—	19

Total future minimum lease payments	949	225
Less amounts representing interest		(41)

Total capital lease obligations		$184

Less noncancelable sublease payments:
2008	(104)

Minimum lease payments	$845

(13)	Retirement Plan

The Company has a 401(k) profit sharing plan that provides retirement benefits to all full-time employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations. The Company’s matching is at the discretion of the Company’s Board of Directors. For the years ended December 31, 2007, 2006 and 2005, the Company did not provide for matching of employees’ contributions.

(14)	Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2007
	Q1	Q2	Q3	Q4	Total

Net sales	$1,124	$1,036	$1,153	$788	$4,101
Gross margin	856	760	884	566	3,066
Loss from operations	(4,245)	(3,544)	(2,800)	(3,087)	(13,676)
Net loss	(4,157)	(3,492)	(2,775)	(3,089)	(13,513)
Net loss per share	$(0.26)	$(0.22)	$(0.17)	$(0.19)	$(0.84)

RESTORE MEDICAL, INC.

Notes to Financial Statements — (Continued)
(In thousands, except share and per share amounts)

	Year Ended December 31, 2006
	Q1	Q2	Q3	Q4	Total

Net sales	$1,752	$1,810	$1,218	$1,106	$5,886
Gross margin	1,162	1,345	987	697	4,191
Loss from operations	(2,844)	(2,822)	(3,879)	(4,253)	(13,798)
Net loss	(3,054)	(22,956)	(3,728)	(4,091)	(33,829)
Net loss per share	$(2.48)	$(2.74)	$(0.24)	$(0.26)	$(3.26)

The summation of quarterly loss per share computations may not equate to the year-end computation as the quarterly computations are performed on a discrete basis.

(15)	Subsequent Events

On February 5, 2008, the Board of Directors of the Company approved an amendment to the terms of stock options to purchase an aggregate of 98,900 shares of common stock granted to eight executive officers, with exercise prices ranging from $3.37 to $8.00 per share, whereby the exercise price of such stock options was reduced to $1.19 per share, which was the closing price of the Company’s stock on February 5, 2008. The primary objective of re-pricing and amending these executive stock options was to provide appropriate market-based equity incentives to the Company’s executive officers in lieu of granting new options from the option pool. The terms of the replacement and amended stock option agreements were consistent with the Plan. The incremental fair value created by the modification to the stock options was $44 and will be recognized as compensation expense over the vesting period. The Black-Scholes option pricing model was utilized to value these modified options with assumptions consistent with regular stock options issued during 2007 and were valued consistent with the option modification provisions of FAS 123(R).

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report (the Evaluation Date) we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.  Management’s report on our internal control over financial reporting is contained in Item 7 above.

Changes in Internal Control Over Financial Reporting.  During our fourth fiscal quarter, there was no significant change made in our internal control over financial reporting (as defined in Rule 13(a) — 15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this report, and is incorporated by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A (the “Proxy Statement”) in connection with our 2008 Annual Meeting of Stockholders.

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

The information relating to executive compensation is incorporated by reference to the Proxy Statement under the captions “Executive Compensation” (except for the information set forth under the sub-caption “Compensation Committee Report”) and “Certain Relationships and Related Transactions — Compensation Committee Interlocks and Insider Participation.” The information relating to director compensation is incorporated by reference to the Proxy Statement under the caption “Director Compensation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) Equity Compensation Plans

The following table sets forth information as of December 31, 2007, with respect to our equity compensation plans:

Number of Securities
	Number of		Weighted-	Remaining Available
	Securities to be		Average	for Future Issuance
	Issued Upon		Exercise Price	Under Equity
	Exercise of		of Outstanding	Compensation Plans
	Outstanding		Options,	(Excluding Securities
	Options, Warrants		Warrants and	Reflected in Second
Plan Category	and Rights		Rights	Column)

Equity compensation plans approved by security holders	3,246,485	(1)	$1.97	256,991	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	3,246,485		$1.97	256,991

(1)	Consists of options awarded under the 1999 Omnibus Stock Plan and outstanding warrants to purchase common stock.

(2)	Represents the maximum number of shares of common stock available to be awarded as of December 31, 2007.

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

The information relating to principal accountant fees and services is incorporated by reference to the Proxy Statement under the caption “Audit Committee Report and Payment of Fees to Auditor — Payment of Fees to Auditor.”

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

(b) Exhibits:

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in St. Paul, Minnesota on March 27, 2008.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2008 by the following persons in the capacities indicated.

Signature	Title

/s/ J. Robert Paulson, Jr. J. Robert Paulson, Jr.	President, Chief Executive Officer and Director (principal executive officer)

/s/ Christopher R. Geyen Christopher R. Geyen	Chief Financial Officer (principal financial and accounting officer)

/s/ Mark B. Knudson, Ph.D. Mark B. Knudson	Chairman and Director

/s/ Richard Nigon Richard Nigon	Director

/s/ Howard Liszt Howard Liszt	Director

/s/ Luke Evnin, Ph.D. Luke Evnin, Ph.D.	Director

/s/ Stephen Kraus Stephen Kraus	Director

/s/ John Schulte John Schulte	Director

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Second Amended and Restated Certificate of Incorporation of Restore Medical, Inc. (Incorporated herein by reference to Exhibit 3.2 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 filed on May 12, 2006 (File No. 333-132368)).
3.2		Amended and Restated Bylaws of Restore Medical, Inc. (Incorporated herein by reference to Exhibit 3.4 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 filed on May 12, 2006 (File No. 333-132368)).
4.1		Investors’ Rights Agreement, dated as of January 28, 2004, by and between Restore Medical, Inc. and the parties named therein (Incorporated herein by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 filed on March 13, 2006 (File No. 333-132368)).
4.2		First Amendment to Investors’ Rights Agreement, dated as of March 17, 2005, by and between Restore Medical, Inc. and the parties named therein (Incorporated herein by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-1 filed on March 13, 2006 (File No. 333-132368)).
4.3		Waiver to Investors’ Rights Agreement, dated as of March 30, 2005, by and between Restore Medical, Inc. and the parties named therein (Incorporated herein by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-1 filed on March 13, 2006 (File No. 333-132368)).
10.1		Commercial Lease, dated as of August 5, 2005, by and between Roseville Properties Management Company, as agent for Commers-Klodt III, and Restore Medical, Inc. (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 filed on March 13, 2006 (File No. 333-132368)).
10.2		Loan and Security Agreement No. 4541, dated as of March 23, 2005, by and between Lighthouse Capital Partners V, L.P. and Restore Medical, Inc. (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-1 filed on March 13, 2006 (File No. 333-132368)).
10.3		Amendment No. 1 to the Loan and Security Agreement No. 4541, dated as of March 23, 2005, by and between Lighthouse Capital Partners V, L.P. and Restore Medical, Inc., dated March 3, 2006 (Incorporated herein by reference to Exhibit 10.2A to the registrant’s Registration Statement on Form S-1 filed on March 13, 2006 (File No. 333-132368)).
10	.4*	Employment and Change in Control Agreement, dated as of April 11, 2005, by and between Restore Medical, Inc. and J. Robert Paulson, Jr. (Incorporated herein by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1 filed on March 13, 2006 (File No. 333-132368)).
10	.5*	Employment and Change in Control Supplemental Agreement, dated as of March 15, 2006, by and between Restore Medical, Inc. and J. Robert Paulson, Jr. (Incorporated herein by reference to Exhibit 10.3A to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 filed on April 14, 2006 (File No. 333-132368)).
10	.6*	Employment and Change in Control Agreement, dated as of March 13, 2006, by and between Restore Medical, Inc. and Christopher R. Geyen (Incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 filed on April 14, 2006 (File No. 333-132368)).
10	.7*	1999 Omnibus Stock Plan, as amended March 2, 2006 (Incorporated herein by reference to Exhibit 10.7 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 filed on May 12, 2006 (File No. 333-132368)).
10	.8*	Standard form of Incentive Stock Option Agreement pursuant to the 1999 Omnibus Stock Plan (Incorporated herein by reference to Exhibit 10.8 to the registrant’s Registration Statement on Form S-1 filed on March 13, 2006 (File No. 333-132368)).
10	.9*	Standard form of Non-Qualified Stock Option Agreement pursuant to the 1999 Omnibus Stock Plan (Incorporated herein by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-1 filed on March 13, 2006 (File No. 333-132368)).
10	.10*	Management Incentive Plan (Incorporated herein by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 filed on March 13, 2006 (File No. 333-132368)).

Exhibit
Number		Description

10	.11*	Executive Compensation Plan (Incorporated herein by reference to Exhibit 10.11 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 filed on May 12, 2006 (File No. 333-132368)).
10.12		EU Authorized Representative Contract for Services, dated as of June 16, 2003, by and between Quality First International and Restore Medical, Inc. (Incorporated herein by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1 filed on March 13, 2006 (File No. 333-132368)).
10.13		Research and Development Agreement, dated as of August 11, 2000, by and between Restore Medical, Inc. and Advanced Composite Industries, Inc. (Incorporated herein by reference to Exhibit 10.14 to the registrant’s Registration Statement on Form S-1 filed on March 13, 2006 (File No. 333-132368)).
10.14		Assignment and Grant Back of License Agreement, dated as of November 28, 2001, by and between Restore Medical, Inc. and Venturi Development Inc. (Incorporated herein by reference to Exhibit 10.15 to the registrant’s Registration Statement on Form S-1 filed on March 13, 2006 (File No. 333-132368)).
10	.15*	Form of Indemnification Agreement entered into by and between Restore Medical, Inc. and each of its executive officers and directors (Incorporated herein by reference to Exhibit 10.23 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 filed on May 12, 2006 (File No. 333-132368)).
10	.16*	Form of Principle Executive Officer Employment and Change in Control Agreement (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 30, 2007).
10	.17*	Form of Executive Officer Employment and Change in Control Agreement (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 30, 2007).
14.1		Code of Conduct and Ethics (Incorporated herein by reference to Exhibit 14.1 to the registrant’s Registration Statement on Form S-1 filed on March 13, 2006 (File No. 333-132368))
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included on signature page to this Form 10-K).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.