Form 10-K/A
period 2007-12-31
Restore Medical, Inc.
filed 2008-04-25
CIK 1350620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing sales price of the common stock as reported on the Nasdaq Stock Market) on June 30, 2007 was approximately $29,554,000.
     As of April 22, 2008, 15,731,094 shares of common stock, $0.01 par value, were outstanding.

Restore Medical, Inc.
Form 10-K/A

		Page
	Explanatory Note	1

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	1
Item 11.	Executive Compensation	3
Item 12.	Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters	15
Item 13.	Certain Relationships and Related Transactions, and Director Independence	17
Item 14.	Principal Accountant Fees and Services	18

	PART IV

Item 15.	Exhibits and Financial Statement Schedule	19

	Signatures
	Exhibit Index
2007 Management Incentive Plan
2008 Management Incentive Plan
Certification of Chief Executive Officer Pursuant to Section 302
Certification of Chief Financial Officer Pursuant to Section 302
Certification of Chief Executive Officer Pursuant to Section 906
Certification of Chief Financial Officer Pursuant to Section 906

i

EXPLANATORY NOTE
     Restore Medical, Inc. (“we,” “our,” “us,” “Restore Medical” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities Exchange Commission on March 27, 2008 (the “Original Filing”) to furnish the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K pursuant to General Instruction G(3) to Form 10-K and to update the exhibit index referenced in Item 15 of Part IV. This report is limited in scope to the items identified above and should be read in conjunction with the Original Filing. This report does not reflect events occurring after the filing of the Original Filing and, other than the furnishing of the information identified above, does not modify or update the disclosure in the Original Filing in any way.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
     Our Board of Directors currently has seven members:
     Luke Evnin, Ph.D., age 44, has served as one of our directors since June 2000. Dr. Evnin has served as a General Partner of MPM Capital, a life science venture capital firm, since 1998. Prior to joining MPM, Dr. Evnin served in several positions, including general partner at Accel Partners from 1991 to 1998. Dr. Evnin is also a director of Metabasis Therapeutics, Inc. and EnteroMedics Inc. which are both publicly-held companies. He is also a director of several privately held companies.
     Mark B. Knudson, Ph.D., age 59, has served as our Chairman and a director since our inception in 1999 and served as our President from inception in 1999 until 2002. He currently serves as President and Chief Executive Officer of EnteroMedics Inc., a company developing devices for application in the treatment of gastrointestinal disorders, where he has served since 2003. Since 1999 he has also served as President and Chief Executive Officer of Venturi Development Group, Inc. Dr. Knudson is currently a member of the board of directors of several privately held companies. Dr. Knudson received a Bachelor of Science degree from Pacific Lutheran University and a Ph.D. in Cardiovascular Physiology from Washington State University. Dr. Knudson was elected to membership in Sigma Xi, a scientific research honor society of North America in 1975. He is a fellow of the American Heart Association.
     Stephen Kraus, age 31, has served as one of our directors since January 2004. Since January 2003, Mr. Kraus has served as a consultant to Bessemer Venture Partners, pursuing selected healthcare technology investments for Bessemer Venture Partners. He also served as a Director of the Ironwood Equity Fund, a small business investment corporation, where he has served from January 2003 until July 2006. Prior to his engagement with Ironwood and Bessemer Venture Partners, Mr. Kraus was a consultant at Bain and Company.
     Howard Liszt, age 61, has served as one of our directors since May 2006. From January 2000 to the present, Mr. Liszt has served as a Senior Fellow at the University of Minnesota. Prior to that, he was Chairman of the Board of Coleman Natural Products from 1999 to 2002. Mr. Liszt also served as Chief Executive Officer of Campbell Mithun from 1994 to 2000. Mr. Liszt currently is a member of the board of Land O Lakes and is also a director of several privately held companies. Mr. Liszt previously served on the board of Shuffle Master Inc. and Zomax Inc.
     Richard Nigon, age 60, has served as one of our directors since May 2006. Richard Nigon has been a director since May 2007. Mr. Nigon is currently the president of Cedar Point Capital, Inc., a private company that raises capital for early stage companies. From February 2001 until May 2007, Mr. Nigon was a director of equity corporate finance for Miller Johnson Steichen Kinnard, a privately held investment firm. After Miller Johnson Steichen Kinnard was acquired by Stifel Nicolaus in December 2006, Mr. Nigon served as a managing director of private placements at Stifel Nicolaus. From February 2000 to February 2001, Mr. Nigon served as the chief financial officer of Dantis, Inc., a web hosting company. Prior to joining Dantis, Mr. Nigon was employed by Ernst & Young, LLP from 1970 to 2000, where he served as a partner from 1981 to 2000. While at Ernst & Young, Mr. Nigon served as the director of Ernst & Young’s Twin Cities entrepreneurial services group and was the coordinating partner on several publicly traded companies in the consumer retailing and manufacturing industries. Mr. Nigon also serves as a director of Virtual Radiologic Corp., Inc. and Vascular Solutions, Inc.

     J. Robert Paulson, Jr., age 51, was appointed President, Chief Executive Officer and a director of our company in April 2005. Prior to joining us, Mr. Paulson served as Chief Financial Officer and Vice President of Marketing for Endocardial Solutions, Inc. from August 2002 until January 2005 when it was acquired by St. Jude Medical, Inc. From 2001 to June 2002, Mr. Paulson was the Senior Vice President and General Manager of the Auditory Division of Advanced Bionics Corporation, and between 1995 and 2001, Mr. Paulson served in various capacities at Medtronic, Inc., including Vice President and General Manager of the Surgical Navigation Technologies business unit; Vice President of Corporate Strategy and Planning; and Director of Corporate Development. Mr. Paulson currently serves on the board of directors of two publicly-held medical device companies, MedicalCV Inc. and Vascular Solutions, Inc.
     John Schulte, age 59, has served as one of our directors since October 2001. He currently is President and Chief Executive Officer of The Spectranetics Corporation, a publicly-held manufacturer of single-use medical devices used in minimally-invasive surgical procedures within the cardiovascular system, where he has served since January 1, 2003. From October 1, 2001 to December 31, 2002, Mr. Schulte was Chief Executive Officer of Consensus Pharmaceuticals, Inc., a privately-held biotechnology company. Prior to that, Mr. Schulte served from November 1998 to October 2001 as President and Chief Executive Officer of Somnus Medical Technologies, Inc., a medical device company specializing in the design, development, manufacturing and marketing of minimally-invasive medical devices for the treatment of upper airway disorders. Mr. Schulte has served as a director of The Spectranetics Corporation since 1996.
     Information relating to our executive officers is set forth in Part I of the Original Filing under the caption “Executive Officers of Restore.”
Audit Committee
     The Board of Directors has a standing Audit Committee consisting of Messrs. Knudson, Liszt and Nigon. The Audit Committee has adopted and operates under a written charter, a copy of which can be found on the Corporate Governance section of the Investor Relations page on our website at www.restoremedical.com. The Audit Committee is responsible for assisting the Board of Directors in monitoring the quality and integrity of our financial statements, our internal controls, our compliance with legal and regulatory requirements and the qualifications, performance and independence of our independent auditor. The Audit Committee has sole authority to retain and terminate the independent auditor and is directly responsible for the compensation and oversight of the work of the independent auditor. The Audit Committee reviews and discusses with management and the independent auditor the annual audited and quarterly financial statements (including the disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), reviews the integrity of the financial reporting processes, both internal and external, reviews the qualifications, performance and independence of the independent auditor, and prepares the Audit Committee Report included in the proxy statement for our annual meetings of stockholders in accordance with the rules and regulations of the Securities and Exchange Commission. All of the Audit Committee members meet the existing independence and experience requirements of the Nasdaq Stock Market and the Securities and Exchange Commission. Our Board of Directors has identified Richard Nigon, our Audit Committee Chair, as an audit committee financial expert under the rules of the Securities and Exchange Commission.
Code of Business Conduct and Ethics
     We have adopted the Restore Medical, Inc. Code of Business Conduct and Ethics, which applies to all of our employees, officers and directors. The Code of Business Conduct and Ethics includes particular provisions applicable to our senior financial management, which includes our Chief Executive Officer, Chief Financial Officer, controller and other employees performing similar functions. A copy of our Code of Business Conduct and Ethics is available on the Corporate Governance section of the Investor Relations page on our website at www.restoremedical.com. We intend to post on our website any amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics that applies to any director or officer, including our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions, promptly following the date of such amendment or waiver.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors to file initial reports of ownership and reports of changes in ownership of our securities with the Securities and Exchange Commission. Executive officers and directors are required to furnish us with copies of these reports. Based solely on a review of the Section 16(a) reports furnished to us with respect to 2007 and written representations from the executive officers and directors, we believe that all

Section 16(a) filing requirements applicable to our executive officers and directors during 2007 were satisfied, except that our non-employee directors, including Messrs. Evnin, Knudson, Kraus, Liszt, Nigon and Schulte, were late in filing a Form 4 reporting their annual grant of stock options under our 1999 Omnibus Stock Plan; such stock options were subsequently reported on Form 5s filed February 22, 2008.
Item 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
     Restore Medical develops and markets medical devices designed to treat sleep-disordered breathing. We participate in the large U.S. medical device industry, and for compensation purposes we generally compare ourselves against other publicly-traded medical device companies with annual revenues less than $100 million. We believe the overall salary structure for our company is generally at the mid-point for comparably sized publicly-traded medical device companies.
     Our Compensation Committee, which is comprised of two independent, non-employee directors, discharges the responsibilities of our Board of Directors with respect to all forms of compensation of our executive officers and oversight of our compensation plans. Our common stock has been listed on the Nasdaq Stock Market since May 17, 2006, following the pricing of our initial public offering. Prior to that time, many of our compensation decisions were determined by the Board of Directors, as a whole, as our focus was attracting and employing a new management team for the purpose of entering the public market. The compensation committee is responsible for developing and recommending to the Board our executive compensation program for J. Robert Paulson, Jr., our President and Chief Executive Officer, and our other principal executive officers.
     The Compensation Committee has the authority to retain outside counsel, experts and other advisors as it determines appropriate to assist it in the performance of its functions.
     Compensation Philosophy
     Restore Medical is committed to attracting, hiring and retaining an experienced management team that can successfully manufacture, market and sell our existing medical device as well as develop and commercialize new medical devices. Our fundamental executive compensation philosophy is to provide our executive officers with competitive compensation opportunities based upon their contributions to the development of our business, including the company’s financial success and long-term interests of our stockholders, as well as the officers’ personal performance. Each executive officer’s total compensation is contingent upon both overall company performance and each such executive officer’s individual performance. Accordingly, the compensation package for each executive officer is comprised of three elements: (i) a base salary that reflects individual experience and performance and is intended to be competitive in the context of applicable market factors; (ii) cash incentive payments that are contingent upon specific performance and achievement factors; and (iii) stock-based incentive awards which will reward long-term performance and align the mutuality of interests between our executive officers and our stockholders. Total compensation is measured against similarly sized organizations in the medical device industry. The mix of base pay, annual cash incentive and long-term stock-based incentive is designed to reflect a bias towards pay for performance by placing a large percentage of target compensation at risk.
     Compensation Determination Process and Components
     The Compensation Committee reviews the executive compensation program in connection with our annual performance review process, which typically concludes on or about February 1st of each fiscal year. In general, the Compensation Committee begins by reviewing credible third-party survey information of comparably sized, publicly-traded medical device companies to benchmark our competitive position for the three principal components of executive compensation — base salary, annual incentives and long-term incentives. Our policy for determining the allocation between long-term and currently-paid compensation is to ensure adequate base compensation to attract and retain our executive officers, while providing incentives to maximize long-term value for the company and our stockholders. We provide cash compensation in the form of base salary to meet competitive salary norms and reward performance against specific short-term goals in the form of cash bonus compensation.
     In particular with respect to our Chief Executive Officer, the Compensation Committee annually reviews and approves corporate goals and objectives relevant to the CEO’s compensation, evaluates the CEO’s performance in light of those goals and objectives and determines and approves the CEO’s compensation based on this evaluation. In determining the long-term incentive component of compensation, the Compensation Committee considers, among other factors, the Company’s performance and relative stockholder return, the awards given in past years and any other relevant factors.
     Management does have a role in the compensation process. The CEO and CFO participate in the Compensation Committee’s meetings at the committee’s request. Management does not participate in the final determination or recommendation of the amount or form of executive compensation, except that Mr. Paulson makes compensation recommendations for the other executive officers, which the Compensation Committee may, but is not required, to consider. Mr. Paulson does not make an initial recommendation on his own compensation.
     Base Salary
     Base salaries are designed to provide regular recurring compensation for the fulfillment of the regular duties and responsibilities associated with job roles, and are paid in cash on a semi-monthly basis. The base salaries for our executive officers are established at the beginning of each fiscal year based on each individual’s experience, an analysis of each individual’s performance during the prior year, market factors including the salary levels of comparable positions in the medical device industry using credible third-party survey information, and other publicly available data of comparable companies. The base salaries for our executive officers are structured to be market-competitive and to attract and retain these key employees. An executive’s base salary also is determined by reviewing the executive’s other compensation to ensure that the executive’s total compensation is in line with our overall compensation philosophy.
     The Compensation Committee reviews base salaries annually. Additionally, we may adjust base salaries as warranted throughout the year for promotions or other changes in the scope or breadth of an executive’s role or responsibilities.
     Our Chief Executive Officer, Chief Financial Officer and each of our three other most highly compensated executive officers received the following base salaries for fiscal year 2007:

Name	Principal Position	2007 Base
J.Robert Paulson, Jr.	President, CEO and Director & Asst. Sec.	$286,000
Christopher R. Geyen	Sr. Vice President, CFO and Secretary	$203,500
Craig G. Palmer	Sr. Vice President of U.S. Sales	$215,000
Michael Kujak	Vice President of Marketing	$175,000
David Bremseth	Vice President of Clinical, Quality and Regulatory	$180,000
     Annual Cash Incentives
     Restore Medical’s Management Incentive Plan is designed to provide executive officers with annual incentive compensation based on the achievement of certain corporate and departmental performance objectives. This program blends objective and subjective performance factors critical to the success of the Company. At the beginning of each year, the objectives are initially proposed by our Chief Executive Officer. The objectives are then reviewed, revised and approved by the Compensation Committee with recommendations by the Board of Directors. “Target,” “minimum,” and “maximum” levels are assigned to each performance objective to determine payouts. As necessary, the Compensation Committee may modify or re-weight the objectives during the course of the fiscal year to reflect changes in the Company’s business plan.
     For fiscal 2007, our performance objectives included quantitative financial goals based on revenue and operating loss targets, and qualitative goals including the completion of milestones of certain clinical studies and development programs and the implementation of internal controls designed to meet the requirements of Section 404 of the Sarbanes Oxley Act. The financial goals were weighted to represent 75% of the total bonus objectives, and the qualitative corporate goals were weighted to represent 25% of the total bonus objectives.
     At its February 2008 meeting, the Compensation Committee reviewed the achievement of the individual and corporate objectives in awarding bonuses under the Management Incentive Plan, and concluded that 29% of the 2007 performance objectives had been earned. The Board of Directors, upon the recommendation of the Compensation Committee, approved the 2007 bonus awards on February 5, 2008. As a result, the following bonuses were awarded to each of the named executive officers for the year ended December 31, 2007:

	Base	Bonus Target		Bonus Earned
Name	Pay	%	$	%	$
J. Robert Paulson, Jr.	$286,000	50%	$143,000	14.7%	$41,949
Christopher R. Geyen	$203,500	30%	$61,050	8.8%	$17,909
Craig G. Palmer	$215,000	30%	$64,500	8.8%	$18,921
Michael Kujak	$175,000	20%	$35,000	5.9%	$10,267
David Bremseth	$180,000	20%	$36,000	5.9%	$10,560
     The 2008 Management Incentive Plan is expected to provide an appropriate incentive compensation opportunity for our executive officers which is comparable to and competitive with incentive compensation programs offered by comparable sized publicly-traded medical device companies.
     Long-Term Incentives
     Our 1999 Omnibus Stock Plan allows us the opportunity to grant stock options, restricted stock and other equity-based awards. Currently, long-term incentives are awarded to our executive officers through the grant of stock options. Our stock option grants are designed to align the long-term interests of each executive officer with those of our stockholders by providing executive officers with an incentive to manage our business from the perspective of an owner with an equity stake in the business. The Compensation Committee has used stock options, rather than other forms of long-term incentives, because stock options create value for the executive only if stockholder value is increased through an increased share price. In general, we view stock option grants as incentives for future performance and not as compensation for past accomplishments. We also believe that equity awards reward continued employment by an executive officer, with an associated benefit to us of employee continuity and retention.
     Executive officers are granted stock options at the time they commence their employment with Restore Medical. New hire grants occur at regularly scheduled Board meetings. Executive officers are also eligible for annual grants thereafter, which are expected to occur at the first regularly scheduled Board meeting of each fiscal year. Stock options granted to our executive officers generally vest over four years. The Compensation Committee does not award stock options according to a prescribed formula or target. In determining the number of stock options granted to individuals and to the officers as a group, individual experience, contributions and achievements are considered, as well as the recommendations of the Chief Executive Officer. A review of each component of the executive’s compensation is conducted when determining annual equity awards to ensure that an executive’s total compensation is in line with our overall compensation philosophy.
     On February 1, 2007, our Board of Directors, upon the recommendation of the compensation committee, approved an amendment to 235,250 stock options that were granted to nine company employees between May 15, 2006 and July 20, 2006 (including the initial 178,500 stock options that were granted to Christopher R. Geyen, our Chief Financial Officer, on May 16, 2006), whereby the exercise price of such stock options was reduced from a weighted average of $7.89 per share to $3.89 per share (the closing price of our common stock on the Nasdaq Global Market on February 1, 2007). All other terms of the stock options, including vesting and termination dates, remained the same.
     The objectives of the stock option re-pricing were to address (i) the discrepancy in equity value of stock options granted to this group of employees who were recruited to Restore Medical during a critical period in our growth in connection with or immediately subsequent to our IPO, versus the equity value provided in stock options granted to other employees prior to our initial public offering or subsequent to July 20, 2006 with a significantly lower exercise price per share, and (ii) the potential retention issue with respect to this group of employees presented by this discrepancy in equity value of stock options. The Compensation Committee determined that the stock option re-pricing for these nine employees was consistent with the Company’s objective of having all new employees, especially new sales representatives and management, to share a common equity incentive in accelerating the growth of Restore Medical’s business, as well as providing an appropriate and market based incentive.
     On August 10, 2007, our Board of Directors, upon the recommendation of the compensation committee, approved an amendment to the terms of stock options to purchase an aggregate of 890,100 shares of common stock granted to eight executive officers, with exercise prices ranging from $3.37 to $8.00 per share, whereby the exercise price of such stock options was reduced to $1.63 per share, which was the historical 45-day trailing average of the closing price of the Company’s common stock on August 10, 2007. The closing price of the Company’s common stock on August 10, 2007 was $1.18 per share.

     On February 5, 2008, our Board of Directors, upon the recommendation of the compensation committee, approved an amendment to the terms of stock options to purchase an aggregate of 98,900 shares of common stock granted to eight executive officers, with exercise prices ranging from $3.37 to $8.00 per share, whereby the exercise price of such stock options was reduced to $1.19 per share, which was the closing price of the Company’s stock on February 5, 2008.
     The primary objective of re-pricing and amending these executive stock options were to provide appropriate market-based equity incentives to the Company’s executive officers during a critical period in the Company’s evolution and growth in lieu of granting new options from the option pool. The terms of the replacement and amended stock option agreements were consistent with the Plan.
     Other Compensation
     We provide our executive officers with benefits, including health insurance, life and disability insurance and dental insurance, that we believe are reasonable, competitive and consistent with the company’s overall executive compensation program in order to attract and retain talented executives. The Compensation Committee periodically reviews the levels of benefits provided to executive officers.
     Restore Medical provides a 401(k) retirement savings plan in which all full-time employees, including the executive officers, may participate. Eligible employees may elect to reduce their current compensation by an amount no greater than the statutorily prescribed annual limit and may have that amount contributed to the 401(k) plan. Participation of the executive officers is on precisely the same terms as any other participant in the plan. Matching contributions may be made to the 401(k) plan at the discretion of our Board. To date, we have not made any contributions to the 401(k) plan.
     Severance Benefits
     Restore Medical has entered into change-in-control severance agreements with each of our executive officers that provide financial protection in the event of a change-in-control of the company that disrupts an executive officer’s career. These agreements are designed to attract and retain high caliber executive officers, recognizing that change in control protections are commonly provided at comparable companies with which we compete for executive talent. In addition, the Compensation Committee believes change-in-control protections enhance the impartiality and objectivity of the executive officers in the event a change-in-control transaction and better ensure that stockholder interests are protected. A more complete description of the change-in-control agreements is found below under the caption “Potential Payments Upon Termination or Change in Control.”
     Compliance with Internal Revenue Code Section 162(m)
     As a result of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), we will not be allowed a federal income tax deduction for compensation paid to certain executive officers to the extent that compensation exceeds $1 million per officer in any one year. This limitation will apply to all compensation paid to the covered executive officers which is not considered to be performance-based. Compensation which does qualify as performance-based compensation will not have to be taken into account for purposes of this limitation.
     Section 162(m) of the Code did not affect the deductibility of compensation paid to our executive officers in 2007 and it is anticipated it will not affect the deductibility of such compensation expected to be paid in the foreseeable future. The Compensation Committee will continue to monitor this matter and may propose additional changes to the executive compensation program if warranted.
Compensation Committee Interlocks and Insider Participation
     None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board of directors or its compensation committee. The members of our Compensation Committee are John Schulte and Luke Evnin, Ph.D. None of the current members of the Compensation Committee of our Board has ever been one of our employees.

Compensation Committee Report
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
Compensation Committee of the Board of Directors of Restore Medical

John Schulte, Chair	Luke Evnin, Ph.D.

Summary Compensation Table
     The following table shows the cash and non-cash compensation for the last two fiscal years awarded to or earned by individuals who served as our Chief Executive Officer or Chief Financial Officer and each of our three other most highly compensated executive officers during fiscal year 2007 and 2006.
Summary Compensation Table

					Non-Equity
					Incentive Plan	All Other
Name and		Salary	Bonus	Option Awards	Compensation	Compensation	Total
Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)
J. Robert Paulson, Jr.	2007	285,083	—	713,187	41,949	9,242	1,049,461
President and	2006	262,500	—	573,603	33,433	7,097	876,633
Chief Executive Officer

Christopher R. Geyen (5)	2007	201,958	—	245,145	17,909	9,242	474,254
Senior Vice President and	2006	152,881	—	145,590	18,743	5,826	323,040
Chief Financial Officer

Craig G. Palmer (6)	2007	215,000	—	88,638	18,921	7,646	330,205
Senior Vice President — U.S. Sales	2006	62,708	—	7,563	6,266	3,030	79,567

David L. Bremseth (7)	2007	180,000	—	46,060	10,560	9,135	245,755
Vice President — Clinical	2006	7,500	—	—	—	—	7,500
and Regulatory Affairs

Michael R. Kujak (8)	2007	162,436	—	57,578	10,267	8,599	238,880
Vice President — Marketing	2006	—	—	—	—	—	—

(1)	Under current reporting rules, only discretionary or guaranteed bonuses are disclosed in this column. We award bonuses solely on our achievement of certain performance targets. Accordingly, bonus payments are reported in the Non-Equity Incentive Plan Compensation column.

(2)	The amounts in this column are calculated based on FAS 123R for options granted after January 1, 2006 or the intrinsic value method for options granted prior to the adoption of FAS 123R and equal the financial statement compensation expense as reported in our 2007 statement of operations for the fiscal year excluding the financial impact of the estimated forfeitures related to service-based vesting conditions. A pro rata portion of the total expense calculated at time of grant is recognized over the applicable service period generally corresponding with the vesting schedule of the grant. The initial expense is based on the fair value of the stock option grants as estimated using the Black-Scholes option-pricing model for grants after January 1, 2006 or the minimum value method for grants prior to January 1, 2006. The assumptions used to arrive at the value are disclosed in Note 11 to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

(3)	Represents bonuses earned under our Management Incentive Plan.

(4)	Amounts shown for each executive officer include healthcare benefit payments.

(5)	Mr. Geyen joined the company in March 2006.

(6)	Mr. Palmer joined the company in September 2006.

(7)	Mr. Bremseth joined the company in December 2006.

(8)	Mr. Kujak joined the company in January 2007.

Grants of Plan-Based Awards
     The following table summarizes the 2007 grants of equity and non-equity plan-based awards to the executive officers named in the Summary Compensation Table. All of these equity and non-equity plan-based awards were granted under our 1999 Omnibus Stock Plan.
Grants of Plan-Based Awards

		Estimated Future Payouts Under			All Other Option		Grant Date
		Non-Equity Incentive Plan			Awards: Number	Exercise or	Fair Value of
		Awards(2)			of Securities	Base Price of	Stock and
	Grant Date(1)(6)	Threshold	Target	Maximum	Underlying	Option Awards	Option
Name		($)	($)	($)	Options (#)(3)(6)	($/Sh)	Awards ($)(4)
J. Robert Paulson, Jr.	2/1/2007	—	143,000	214,500	75,000	$3.89	$190,500
	8/10/2007				67,500	$1.63	$166,893
	8/10/2007				225,000	$1.63	$925,450

Christopher R. Geyen (5)	2/1/2007	—	61,050	91,575	178,500	$3.89	$850,330
	2/1/2007				15,000	$3.89	$38,100
	8/10/2007				13,500	$1.63	$33,381
	8/10/2007				160,650	$1.63	$720,987

Craig G. Palmer	8/10/2007	—	64,500	96,750	148,500	$1.63	$306,407

David L. Bremseth	2/1/2007	—	36,000	54,000	80,000	$3.89	$203,200
	8/10/2007				72,000	$1.63	$178,020

Michael R. Kujak	2/1/2007	—	35,000	52,500	100,000	$3.89	$254,000
	8/10/2007				90,000	$1.63	$222,522

(1)	The grant date of all equity awards is the date on which the Board of Directors approved the award.

(2)	Represents bonuses earned under our Management Incentive Plan. The target bonus for each executive officer will be a percentage of the respective base salary for the executive officer. Under the Management Incentive Plan for 2007, Mr. Paulson could have earned earn a bonus up to 75% of his base salary with a target of 50% of his base salary. Messrs. Geyen and Palmer could have earned a bonus of 45% of their respective base salary with a target of 30% of their respective base salaries. Messrs. Bremseth and Kujak could have earned a bonus of 30% of their base salary with a target of 20% of their base salary. Each of their bonuses was weighted 75% on quantitative financial objectives and 25% on qualitative corporate objectives. Under the Management Incentive Plan, there are no guaranteed minimum payouts. In other words, the minimum level of payout or the threshold level is zero. While the Management Incentive Plan allows for payouts at less than the target level, all such payments are made at the sole discretion of the Board of Directors. The bonuses are reviewed by the Compensation Committee and, upon the recommendation of the Compensation Committee, approved by the Board of Directors. The actual awards made to the executive officers in the table are reported in the Non-Equity Incentive Plan Compensation column in the Summary Compensation table and are discussed further above under the heading “Compensation Discussion and Analysis.”

(3)	Stock options are granted under our 1999 Omnibus Stock Plan and vest 25% on the first anniversary of the date of grant, and 1/36th per month for 36 months thereafter.

(4)	Valuation of awards based on the grant date fair value of the stock option grants as estimated using the Black-Scholes option-pricing model. The assumptions used to arrive at the Black-Scholes value are disclosed in Note 11 to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

(5)	On February 1, 2007, the Board of Directors, upon the recommendation of the Compensation Committee, approved an amendment to 235,250 stock options that were granted to nine company employees between May 15, 2006 and July 20, 2006 (including the initial 178,500 stock options that were granted to Christopher R. Geyen, our Chief Financial Officer, on May 16, 2006), whereby the exercise price of such stock options was reduced from a weighted average of $7.89 per share to $3.89 per share (the closing price of our common stock on the Nasdaq Global Market on February 1, 2007). All other terms of the stock options, including vesting and termination dates, remained the same. Mr. Geyen’s stock options were the only stock options held by our executive officers or directors that were impacted by the re-pricing. The incremental fair value resulting from the repricing of Mr. Geyen’s stock option (computed as of the modification date of February 1, 2007 in accordance with FAS 123R) was $102,974.

(6)	On August 10, 2007, our Board of Directors, upon the recommendation of the Compensation Committee, approved an amendment to the terms of stock options to purchase an aggregate of 890,100 shares of common stock granted to eight executive officers (including a portion of the February 1, 2007 stock options that were granted as follows: Mr. Paulson 67,500, Mr. Geyen 160,650 and 13,500, Mr. Bremseth 72,000, Mr. Kujak 90,000; and the December 5, 2006 grant of 148,500 for Mr. Palmer), with exercise prices ranging from $3.37 to $8.00 per share, whereby the exercise price of such stock options was reduced to $1.63 per share, which was the historical 45-day trailing average of the closing price of the company’s common stock on August 10, 2007. The closing price of the company’s common stock on August 10, 2007 was $1.18 per share. The aggregate incremental fair value resulting from the repricing of the named executive officers’ stock options (computed as of the modification date of August 10, 2007 in accordance with FAS 123R) was $248,850.
Outstanding Equity Awards at Fiscal Year-End
     The following table shows the unexercised stock options held at the end of fiscal year 2007 by the executive officers named in the Summary Compensation Table. We have not granted restricted stock or other equity incentive plan awards to our executive officers.
Outstanding Equity Awards At Fiscal Year-End

	Option Awards
		Number of
	Number of	Securities
	Securities	Underlying
	Underlying	Unexercised
	Unexercised Options	Options	Option	Option
	(#)	(#)	Exercise	Expiration
Name	Exercisable(1)	Unexercisable(1)	Price ($)(2)	Date
J. Robert Paulson, Jr.	272,306	136,195	$1.10	4/11/2015
	—	292,500	$1.63	8/10/2017
	—	7,500	$3.89	2/1/2017
	25,000	—	$8.00	5/16/2016

Christopher R. Geyen	—	174,150	$1.63	8/10/2017
	17,850	—	$3.89	5/16/2016
	—	1,500	$3.89	2/1/2017

Craig G. Palmer	—	148,500	$1.63	8/10/2017
	16,500	—	$3.37	2/1/2017

David L. Bremseth	—	72,000	$1.63	8/10/2017
	—	8,000	$3.89	2/1/2017

Michael R. Kujak	—	90,000	$1.63	8/10/2017
	—	10,000	$3.89	2/1/2017

(1)	Stock options are granted under our 1999 Omnibus Stock Plan and vest 25% on the first anniversary of the date of grant, and 1/36th per month for 36 months thereafter.

(2)	On February 1, 2007, the Board of Directors, upon the recommendation of the Compensation Committee, approved an amendment to 235,250 stock options that were granted to nine company employees between May 15, 2006 and July 20, 2006 (including the initial 178,500 stock options that were granted to Christopher R. Geyen, our Chief Financial Officer, on May 16, 2006), whereby the exercise price of such stock options was reduced from a weighted average of $7.89 per share to $3.89 per share (the closing price of our common stock on the Nasdaq Global Market on February 1, 2007). All other terms of the stock options, including vesting and termination dates, remained the same. Mr. Geyen’s stock options were the only stock options held by our executive officers or directors that were impacted by the re-pricing. On August 10, 2007, our Board of Directors, upon the recommendation of the compensation committee, approved an amendment to the terms of stock options to purchase an aggregate of 890,100 shares of common stock granted to eight executive officers (including a portion of the February 1, 2007 stock options that were granted as follows: Mr. Paulson 67,500, Mr. Geyen 160,650 and 13,500, Mr. Bremseth 72,000, Mr. Kujak 90,000; and the December 5, 2006 grant of 148,500 for Mr. Palmer), with exercise prices ranging from $3.37 to $8.00 per share, whereby the exercise price of such stock options was reduced to $1.63 per share, which was the historical 45-day trailing average of the closing price of the company’s common stock on August 10, 2007. The closing price of the company’s common stock on August 10, 2007 was $1.18 per share. On February 5, 2008, our Board of Directors, upon the recommendation of the Compensation Committee in lieu of granting new options from the option pool, approved an amendment to the terms of stock options to purchase an aggregate of 98,900 shares of common stock granted to eight executive officers (including a portion of stock options that were originally granted between May 16, 2006 and February 1, 2007 as follows: Mr. Paulson 32,500, Mr. Geyen 19,350, Mr. Palmer 16,500, Mr. Kujak 10,000, and Mr. Bremseth 8,000), with exercise prices ranging from $3.37 to $8.00 per share, whereby the exercise price of such stock options was reduced to $1.19 per share, which was the closing price of the Company’s stock on February 5, 2008.

Option Exercises and Stock Vested
     During fiscal year 2007, no stock options were exercised by the executive officers named in this Annual Report on Form 10-K. In addition, since no shares of restricted stock have been issued to the executive officers named in this proxy statement, no such shares vested.
Potential Payments Upon Termination or Change-in-Control
     In March 2007, we entered into Amended and Restated Employment and Change-in-Control Agreements with Messrs. Paulson, Geyen and Palmer, and new Employment and Change-in-Control Agreement with each of our other executive officers. The agreements do not provide a specific term for employment; rather each of our executive’s employment with us is “at-will” and may be terminated at any time, with or without notice, for any or no reason, at either the executives’ or our option. The agreements provide that such executive officers will receive a minimum base salary and will be entitled to receive annual performance incentives pursuant to the terms of the Management Incentive Plan then in effect, stock options and other benefits.
     Payments Made Upon Termination for Cause.
     If the employment of any of the executive officers is terminated by us for cause (i.e. for willful and deliberate violation of duty or failure to carry out orders, an act of personal dishonesty intended to result in personal enrichment at our expense or willful and deliberate misconduct), no additional payments or benefits will accrue to him or be paid to him, other than any amounts vested or earned, but unpaid to him as of the termination date.
     Payments Made Upon Termination Without Cause.
     If either Mr. Paulson or Mr. Geyen’s employment is terminated by us without cause prior to a change-in-control, they will be entitled to receive any amounts vested and earned, but unpaid as of the termination date, plus 12 months base salary paid according to our normal payroll schedule and up to 12 months of COBRA payments for medical and dental coverage, provided that such COBRA payments will cease in the event that they receive coverage under another company’s benefit plan, is covered under Medicare or dies. If any other executive officer is terminated by us without cause prior to a change-in-control, he will be entitled to receive any amounts vested and earned, but unpaid as of the termination date, plus six months base salary and up to six months of COBRA payments under the same terms and conditions as described above for Mr. Paulson and Mr. Geyen’s agreement. In the event, such payments are subject to Section 409A of the Internal Revenue Code, the reimbursements to be paid in the first six months following the termination will be delayed and paid in a single lump sum on the first day of the month following the date that is six months after the termination date.
     Payments Made Upon Death or Disability.
     If the employment of any of our executive officers is terminated due to the executive’s death or upon a finding by our Board of Directors, in its sole discretion and subject to applicable law, that such executive officer is unable to carry out his essential job functions with or without reasonable accommodation due to physical or mental disability, provided such executive has exhausted all leave to which he is entitled, no additional payments or benefits will accrue to him or be paid to him, other than any amounts vested or earned, but unpaid as of the termination date.
Potential Payments Upon Change-in-Control.
     Upon the closing of the last transaction necessary to effect a change-in-control, 50% of the unvested shares underlying any stock options then held by the executive will automatically vest. For purposes of these agreements, a change-in-control includes, among other things, a change in beneficial ownership of our securities from the date of the agreement resulting in a new beneficial owner holding 50% or more of the combined voting power of our securities.
     In addition, if Mr. Paulson or Mr. Geyen or Mr. Palmer is terminated without cause following the closing date of the last transaction necessary to effect a change-in-control or if a constructive termination occurs (i.e. a material reduction in job responsibilities or base salary or a relocation of more than 40 miles) following the closing date of the last transaction necessary to effect a change-in-control (or in the case of the other executive officers, within 12 months following such date), such executive will be entitled to receive the respective payments discussed above under the heading “Payments Made Upon Termination Without Cause” and the remaining unvested portion of any stock options then held by such executive will immediately vest.
     The change-in-control agreements provide that these executives will only be entitled to receive the additional base salary and COBRA payments described above upon certain termination events if they sign a comprehensive release of claims in a form acceptable to us that is not subsequently rescinded.

     The table below shows potential payments to the executive officers named in the Summary Compensation Table upon termination without cause or upon a change-in-control of Restore Medical. The amounts shown assume that termination was effective as of December 31, 2007, the last business day of the year, and are estimates of the amounts that would be paid to the executives upon termination in addition to the base salary and bonus earned by the executives during 2007. The actual amounts to be paid can only be determined at the actual time of an executive’s termination.
Potential Payments Upon Termination and Change-in-Control

				Payments Upon
				Termination
		Payments Upon		Without Cause or
		Termination	Payments Upon	Constructive
		Without Cause	Change- in-	Termination
		Without Change-	Control Without	After a Change-in-
Name	Type of Payment	in-Control ($)	Termination ($)	Control ($)

J. Robert Paulson, Jr.	Base Pay	$286,000	$—	$286,000
	Total Spread Value of Stock Options(1)	—	27,239	54,478
	Health Care Benefits	17,244	—	17,244

		$303,244	$27,239	$357,722

Christopher R. Geyen	Base Pay	$203,500	$—	$203,500
	Total Spread Value of Stock Options(1)	—	—	—
	Health Care Benefits	17,244	—	17,244

		$220,744	$—	$220,744

Craig G. Palmer	Base Pay	$107,500	$—	$215,000
	Total Spread Value of Stock Options(1)	—	—	—
	Health Care Benefits	7,665	—	12,630

		$115,165	$—	$227,630

Michael Kujak	Base Pay	$87,500	$—	$87,500
	Total Spread Value of Stock Options(1)	—	—	—
	Health Care Benefits	9,972	—	9,972

		$97,472	$—	$97,472

David Bremseth	Base Pay	$90,000	$—	$90,000
	Total Spread Value of Stock Options(1)	—	—	—
	Health Care Benefits	9,972	—	9,972

		$99,972	$—	$99,972

(1)	Value computed for each stock option grant by multiplying (i) the difference between (a) $1.50, the closing market price of a share of our common stock on December 31, 2007, the last business day of the year and (b) the exercise price per share for that option grant by (ii) the number of shares subject to that option grant. On April 22, 2008, the Company, Medtronic, Inc. and MRM Merger Corporation, a wholly owned subsidiary of Medtronic, entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which MRM Merger Corporation will be merged with and into the Company. As a result of the merger, the separate corporate existence of MRM Merger Corporation will cease, and the Company will continue as the surviving corporation in the merger and as a wholly owned subsidiary of Medtronic. The Merger Agreement provides that at the effective time of the merger (the “Effective Time”), and as a result thereof, the Company’s shareholders will receive, in exchange for each share of Company common stock they own immediately prior to the completion of the merger, the right to receive a cash payment in the amount of $1.60 per share, subject to adjustment if the outstanding capital stock, options and warrants of the Company would cause the aggregate consideration to exceed $26,333,800. Each option and warrant to purchase Company common stock that is outstanding as of the Effective Time will be canceled in exchange for the right to receive in cash the amount by which the merger consideration exceeds the exercise price, multiplied by the number of shares subject to such option or warrant. Assuming merger consideration of $1.60 per share is applied in accordance with the terms of the Merger Agreement to all stock options held by the named executive officers on April 22, 2008, the total spread value of stock options for the named executive officers would be as follows: Mr. Paulson, $217,576; Mr. Geyen, $8,959; Mr. Palmer, $10,250; Mr. Kujack, $9,225; and Mr. Bremseth, $6,150. The foregoing description of the merger and the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Merger Agreement, a copy of which has been filed by the Company as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2008.

Director Compensation
     To determine director compensation, we periodically review director compensation information for a peer group of comparably sized publicly traded medical device companies. Compensation for our directors is designed to result in compensation for our directors that is competitive with that provided by the peer group.
     For 2007, our non-employee directors received the following cash payments:

Fees for attendance at Board meetings	$2,500
Additional fees for attendance at Audit, Compensation and Nominating and Governance Committee meetings	$500
     In addition, our non-employee directors receive stock options under our 1999 Omnibus Stock Plan. Under our current director compensation arrangements, each non-employee director receives an option to purchase 12,500 shares of our common stock contemporaneously with each annual stockholder meeting. The Audit Committee Chair receives an additional option to purchase 2,500 shares of our common stock contemporaneously with each annual stockholder meeting.
     All of the stock options granted to our directors are granted under our 1999 Omnibus Stock Plan, have a 10-year term, and vest in their entirety one year from the date of grant. The exercise price of these stock options equals our closing stock trading price on the date of grant.
     We reimburse all of our non-employee directors for reasonable travel and other expenses incurred in attending Board of Directors and committee meetings. Any director who is also one of our employees receives no additional compensation for serving as a director.
     Director Compensation Table. The following table shows the compensation of the members of our Board of Directors during fiscal year 2007.
Director Compensation

	Fees Earned or		All Other
	Paid in Cash	Option Awards	Compensation	Total
Name(1)	($)	($)(2)	($)(3)	($)
Mark B. Knudson,Ph.D.	$14,500	$78,936	$27	$93,463
Luke Evnin, Ph.D.	$7,000	$67,400	$6,033	$80,433
Stephen Kraus	$11,500	$67,400	$471	$79,371
Howard Liszt	$15,500	$67,400	$257	$83,157
Richard Nigon	$15,500	$80,881	$—	$96,381
John Schulte	$10,000	$67,400	$2,174	$79,574

(1)	J. Robert Paulson, Jr., our President and Chief Executive Officer is not included in this table because he is an employee of Restore Medical and thus received no compensation for his services as a director. The compensation he received as an employee of Restore Medical is shown in the Summary Compensation Table.

(2)	The amounts in this column are calculated based on FAS 123R and equal the financial statement compensation expense as reported in our 2007 statement of operations for the fiscal year. Under FAS 123R, a pro rata portion of the total expense at time of grant is recognized over the applicable service period generally corresponding with the vesting schedule of the grant. The initial expense is based on the fair value of the stock option grants as estimated using the Black-Scholes option-pricing model. The assumptions used to arrive at the Black-Scholes value are disclosed in Note 11 to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The full grant date FAS 123R value of option awards granted in 2007 are as follows: Dr. Knudson: 12,500 options with a full grant date value of $15,875; Dr. Evnin: 12,500 options with a full grant date value of $15,875; Mr. Kraus: 12,500 options with a full grant date value of $15,875; Mr. Liszt: 12,500 options with a full grant date value of $15,875; Mr. Nigon: 15,000 options with a full grant date value of $19,050; and Mr. Schulte: 12,500 options with a full grant date value of $15,875.

The directors held options as of December 31, 2007, as follows:

	Vested	Unvested
Name	Options	Options
Dr. Knudson	70,000	12,500
Dr. Evnin	25,000	12,500
Mr. Kraus	25,000	12,500
Mr. Liszt	25,000	12,500
Mr. Nigon	30,000	15,000
Mr. Schulte	60,000	12,500
(3)	Represents payment of expenses incurred while attending Board meetings.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     (a) Equity Compensation Plans
     The following table sets forth information as of December 31, 2007, with respect to our equity compensation plans:

Number of Securities
	Number of			Remaining Available
	Securities to be		Weighted-	for Future Issuance
	Issued Upon		Average	Under Equity
	Exercise of		Exercise Price	Compensation Plans
	Outstanding		of Outstanding	(Excluding
	Options,		Options,	Securities
	Warrants and		Warrants and	Reflected in Second
Plan Category	Rights		Rights	Column)
Equity compensation plans approved by security holders	3,246,485	(1)	$1.97	256,991	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	3,246,485		$1.97	256,991

(1)	Consists of options awarded under the 1999 Omnibus Stock Plan and outstanding warrants to purchase common stock.

(2)	Represents the maximum number of shares of common stock available to be awarded as of December 31, 2007.

     (b) Security Ownership
     The following table shows the beneficial ownership of our common stock by each person or group who beneficially owned five percent or more of our common stock, each of our directors, each of the executive officers named in the Summary Compensation Table in this proxy statement and our directors and executive officers as a group, as of March 31, 2008. Percentage ownership calculations for beneficial ownership are based on 15,731,094 shares outstanding as of March 31, 2008. Unless otherwise noted, the stockholders listed in the table have sole voting and investment power with respect to the shares of common stock owned by them and their address is c/o Restore Medical, Inc., 2800 Patton Road, St. Paul, Minnesota 55113.

	Amount and
	Nature of Beneficial		Percent of
Name of Beneficial Owner	Ownership(1)		Class
MPM Capital Funds	4,435,084	(3)(4)	27.4
Venturi I, LLC	1,602,306	(5)	10.2
Bessemer Venture Partners	1,379,308	(6)	8.8
Magnetar Financial LLC	1,239,125	(7)	7.9
General Electric Pension Trust	872,069	(8)	5.5
Putnam Investments	862,069	(9)	5.5
Perkins Capital Management, Inc	824,360	(10)	5.2
J. Robert Paulson, Jr	350,621	(2)	2.2
Christopher R. Geyen	—		*
Craig G. Palmer	—		*
David L. Bremseth	—		*
Michael R. Kujak	—		*
Luke Evnin, Ph.D	4,472,584	(2)(11)	27.6
Mark B. Knudson, Ph.D	1,692,401	(2)(12)	10.7
Stephen Kraus	37,500	(2)	*
Howard Liszt	42,500	(2)	*
Richard Nigon	45,000	(2)	*
John Schulte	77,500	(2)	*
All directors and executive officers as a group (14 persons)	6,797,422	(13)	40.1

*	The percentage of shares of common stock beneficially owned does not exceed one percent of the outstanding shares of common stock.

(1)	For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock which that person has the right to acquire within 60 days following March 31, 2008. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares which that person or persons has or have the right to acquire within 60 days following March 31, 2008, is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes the following shares subject to options exercisable currently or within 60 days of March 31, 2008: Mr. Paulson, 314,851 shares; Dr. Evnin, 37,500 shares; Dr. Knudson, 82,500 shares; Mr. Kraus, 37,500 shares; Mr. Liszt, 37,500 shares; Mr. Nigon, 45,000 shares and Mr. Schulte, 77,500 shares.

(3)	This information is based on a Schedule 13G filed with the Securities and Exchange Commission on February 9, 2007 by MPM BioVentures II-QP, L.P. and a group of affiliated entities, which reported sole voting and dispositive power and shared voting and dispositive power as of December 31, 2006, as follows: (i) MPM BioVentures II-QP, L.P. (“BV QP”), sole voting and dispositive power as to 2,985,706 shares; (ii) MPM BioVentures II, L.P. (“BV II”), sole voting and dispositive power as to 329,524 shares; (iii) MPM BioVentures GmbH & Co. Parallel-Beteiligungs KG (“BV KG”), sole voting and dispositive power as to 1,051,115 shares; MPM Asset Management Investors 2000B LLC (“AM 2000”), sole voting and dispositive power as to 68,739 shares; (iv) Ansbert Gadicke, shared voting and dispositive power as to 4,435,084 shares and (v) Luke Evnin, shared voting and dispositive power as to 4,435,084 shares. MPM Asset Management II, L.P. (“AM II LP”) and MPM Asset Management II LLC (“AM II LLC”) are the direct and indirect general partners of BV QP, BV II and BV KG. Messrs. Gadicke and Evnin are members and investment managers of Asset 2000 and AM II LLC and each disclaims beneficial ownership of the shares owned by AM II LLC and its affiliates except to the extent of their proportionate pecuniary interest therein. The address for each of these affiliated entities is c/o MPM Capital L.P., The John Hancock Tower, 200 Clarendon Street, 54th Floor, Boston, MA 02116.

(4)	Includes warrants exercisable within 60 days of March 31, 2008 as follows: (i) 306,986 by BV QP.; (ii) 33,880 by BV II; (iii) 108,073 by BV KG and (iv) 7,067 by Asset 2000.

(5)	Consists of 1,560,141 shares and warrants to purchase 42,165 shares. Mark B. Knudson, the chairman of our board of directors, holds voting and/or dispositive power over the shares held by Venturi I, LLC. Dr. Knudson disclaims beneficial ownership of the shares held by Venturi I, LLC except to the extent of his pecuniary interest therein.

(6)	This information is based on a Schedule 13G filed with the Securities and Exchange Commission on February 9, 2007 by Deer VI & Co, LLC (“Deer VI”), Bessemer Venture Partners VI L.P. (“BVP”), Bessemer Venture Partners Co-Investment L.P. (“BVPCI”) and Bessemer Venture Partners VI Institutional L.P. (“BVPI”), which reported shared voting and dispositive power as of December 31, 2006 as to 1,379,308 shares. As of December 31, 2006, BVP was the record holder of 1,018,966 shares of common stock, BVPCI was the record holder of 343,102 shares of common stock and BVPI was the record holder of 17,240 shares of common stock. By virtue of their relationship as affiliated entities, whose general partner has overlapping individual executive managers, as the case may be, each of BVP, BVPCI and BVPI may be deemed to beneficially own and share the power to direct the disposition and vote of the aggregate 1,379,308 shares held by BVP, BVPCI and BVPI. Deer VI, as sole general partner of BVP, BVPCI and BVPI, may also be deemed to beneficially own these shares. Each reporting person disclaims beneficial ownership of such shares except to the extent of their pecuniary interest, if any. The address of each of these affiliated entities is c/o Bessemer Venture Partners, 1865 Palmer Avenue, Larchmont, NY 10583.

(7)	This information is based on Amendment No. 1 to a Schedule 13G field with the Securities and Exchange Commission on February 13, 2008 by Magnetar Financial LLC, a registered investment advisor, and a group of affiliated entities, which reported voting and dispositive power as of December 31, 2007, as follows: (i) Magnetar Financial LLC, shared voting and dispositive power as to 747,398 shares held for the account of Magnetar Capital Master Fund (“MCMF”) and (ii) Magnetar Capital Partners L.P., Supernova Management LLC and Alec N. Litowitz, shared voting and dispositive power as to 1,239,125 shares, consisting of 747,398 shares held for the account of MCMF, 2,320 shares held for the account of Magnetar SGR Fund, Ltd, 47,634 shares held for the account of Magnetar SGR Fund, LP and 441,773 shares held for the account of certain managed accounts (the “Managed Accounts”). Magnetar Financial LLC serves as investment advisor to MCMF and in such capacity exercises voting and investment power over the shares held for the account of MCMF. Magnetar Investment Management, a registered investment advisor, serves as investment advisor to the Managed Accounts, Magnetar SGR Fund, Ltd and Magetar SGR Fund, LP and in such capacity exercises voting and investment power over the shares held by such accounts. Supernova Management is the general partner of Magnetar Capital Partners and Mr. Litowitz is the manager of Supernova Management. The address for each of these affiliated entities is 1603 Orrington Avenue, 13th Floor, Evanston, IL 60201.

(8)	This information is based on a Schedule 13G filed with the Securities and Exchange Commission on February 13, 2008 by GE Asset Management Incorporated, a registered investment advisor and wholly owned subsidiary of General Electric Company, which reported sole voting and dispositive power as of December 31, 2007 to 872,069 shares. General Electric Company disclaims beneficial ownership of the shares held by GE Asset Management Incorporated. The address for GE Asset Management Incorporated is 3001 Summer Street, Stamford, CT 06905 and the address for General Electric Company is 3135 Easton Turnpike, Fairfield, CT 06431.

(9)	This information is based on a Schedule 13G filed with the Securities and Exchange Commission on February 1, 2008 by Putnam, LLC d/b/a Putnam Investments (“PI”), a parent holding company to Putnam Investment Management, LLC (“PIM”) and The Putnam Advisory Company, LLC (“PAC”), each wholly owned registered investment advisors, which reported shared dispositive power as of December 31, 2007 to 862,069 shares. PIM is the investment advisor to the Putnam family of mutual funds and PAC is the investment advisor to Putnam’s institutional clients. PIM and PAC have dispositive power over the shares as investment managers, but each of the mutual funds’ trustees have voting power over the shares held by each fund and PAC has shared voting power over the shares held by the institutional clients. PI disclaims beneficial ownership of the shares held by PIM and PAC and states that it does not have voting or dispositive power over these shares. The address for PI, PIM and PAC is One Post Office Square, Boston, MA 02109.

(10)	This information is based on a Schedule 13G filed with the Securities and Exchange Commission on January 1, 2008 by Perkins Capital Management, Inc., a registered investment advisor, which reported sole voting power to 474,850 shares and sole dispositive power to 824,360 shares as of December 31, 2007. The address for Perkins Capital Management, Inc. is 730 East Lake Street, Wayzata, MN 55391.

(11)	Consists of 3,979,078 shares and warrants to purchase 456,006 shares owned by MPM Capital Funds described in Footnotes (3) and (4) and options owned by Dr. Evnin described in Footnote (2). As described in Footnote (3), Dr. Evnin, one of the members of our Board of Directors, holds shared voting and/or dispositive power over the shares held by BV QP, BV II, BV KG and Asset 2000. Dr. Evnin disclaims beneficial ownership of the shares owned by the MPM Capital Funds except to the extent of his proportionate pecuniary interest therein.

(12)	Consists of 7,185 shares, warrants to purchase 410 shares and options owned by Dr. Knudson described in Footnote (2). Also consists of the 1,560,141 shares and warrants to purchase 42,165 shares owned by Venturi I, LLC described in Footnote (5). Dr. Knudson, the Chairman of our Board of Directors, holds voting and/or dispositive power over the shares held by Venturi I, LLC. Dr. Knudson disclaims beneficial ownership of the shares owned by Venturi I LLC except to the extent of his proportionate pecuniary interest therein.

(13)	Includes 1,202,548 shares of common stock issuable upon exercise of options and warrants currently exercisable or exercisable within 60 days of March 31, 2008, inclusive of the options exercisable as described in Footnote (2).
Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Review of Related Person Transactions
     Our Audit Committee has the authority to review and approve all related party transactions as they are presented. Additionally, we annually require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related person transactions. Our Nominating and Governance Committee and Board of Directors annually review all transactions and relationships disclosed in the director and officer questionnaires, and the Board makes a formal determination regarding each director’s independence.
     No director or executive officer of Restore Medical was indebted to the company during fiscal year 2007. There were no related party transactions during fiscal year 2007 which were required to be disclosed under the rules of the Securities and Exchange Commission.
Director Independence
     Our Board of Directors reviews at least annually the independence of each director. During these reviews, our Board of Directors considers transactions and relationships between each director (and his immediate family and affiliates) and our company and its management to determine whether any such transactions or relationships are inconsistent with a determination that the director was independent. This review is based primarily on responses of the directors to questions in a directors’ and officers’ questionnaire regarding employment, business, familial, compensation and other relationships with Restore Medical and our management. In February 2008, our Board of Directors determined that no transactions or relationships existed that would disqualify any of our directors under Nasdaq Stock Market rules or require disclosure under Securities Exchange Commission rules, with the exception of J. Robert Paulson, Jr., our President and Chief Executive Officer, because of his employment relationship with Restore Medical. Based upon that finding, the Board determined that Messrs. Knudson, Evnin, Kraus, Liszt, Nigon and Schulte are “independent.” Each of our Audit, Nominating and Governance and Compensation Committees is composed only of independent directors.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Payment of Fees to Auditor
     Audit Fees
     The aggregate fees billed to us by KPMG LLP for 2007 and 2006 for the audit of our financial statements included in our Annual Report on Form 10-K and reviews of our financial statements included in each of our Quarterly Reports on Form 10-Q, were $150,000 for 2007 and $1,193,311 for 2006. Of that amount, $0 in 2007 and $1,003,311 in 2006 related to comfort letters, consents and assistance provided with our filings of registration statements with the Securities and Exchange Commission.
     Audit-Related Fees
     KPMG LLP provided no audit-related services during 2007 and 2006.
     Tax Fees
     The aggregate fees billed for tax services provided to us by KPMG LLP during 2007 and 2006 were $0 and $0, respectively. In regard to tax services, we engage Grant Thornton LLP to assist us with tax compliance services, including preparation and assistance with tax returns and filings, which we believe is more cost efficient and effective than to have only our employees conduct those services and for which we paid $27,500 and $25,000 in 2007 and 2006, respectively. The Public Company Accounting Oversight Board and certain investor groups have recognized that the involvement of an independent registered public accounting firm in providing certain tax services may enhance the quality of an audit because it provides the auditor with better insights into a company’s tax accounting activities.
     All Other Fees
     KPMG LLP did not provide us any other services during 2007 or 2006.
Administration of Engagement of Independent Auditor
     The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of our independent registered public accounting firm. The Audit Committee has established a policy for pre-approving the services provided by our independent registered public accounting firm in accordance with the auditor independence rules of the Securities and Exchange Commission. This policy requires the review and pre-approval by the Audit Committee of all audit and permissible non-audit services provided by our independent registered public accounting firm and an annual review of the financial plan for audit fees. To ensure that auditor independence is maintained, the Audit Committee annually pre-approves the audit services to be provided by our independent registered public accounting firm and the related estimated fees for such services, as well as the nature and extent of specific types of audit-related, tax and other non-audit services to be provided by the independent registered public accounting firm during the year.
     As the need arises, other specific permitted services are pre-approved on a case-by-case basis during the year. A request for pre-approval of services on a case-by-case basis must be submitted by our Chief Financial Officer, providing information as to the nature of the particular service to be provided, estimated related fees and management’s assessment of the impact of the service on the auditor’s independence. The Audit Committee has delegated to its Chair pre-approval authority between meetings of the Audit

Committee. Any pre-approvals made by the Chair must be reported to the Audit Committee. The Audit Committee will not delegate to management the pre-approval of services to be performed by our independent registered public accounting firm.
     All of the services provided by our independent registered public accounting firm in 2007, including services related to the Audit-Related Fees, Tax Fees and All Other Fees described above, were approved by the Audit Committee under its pre-approval policies.
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
     (a)(3) See Exhibit Index.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in St. Paul, Minnesota on April 25, 2008.

Restore Medical, Inc.
By:	/s/ J. Robert Paulson, Jr.
J. Robert Paulson, Jr.
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 25, 2008 by the following persons in the capacities indicated.

Signature	Title

/s/ J. Robert Paulson, Jr. J. Robert Paulson, Jr.	President, Chief Executive Officer and Director (principal executive officer)

/s/ Christopher R. Geyen Christopher R. Geyen	Chief Financial Officer (principal financial and accounting officer)

* Mark B. Knudson	Chairman and Director

* Richard Nigon	Director

* Howard Liszt	Director

* Luke Evnin, Ph.D.	Director

* Stephen Kraus	Director

* John Schulte	Director

*By:	/s/ J. Robert Paulson, Jr.
J. Robert Paulson, Jr.
As Attorney-in-Fact

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Restore Medical, Inc. (Incorporated herein by reference to Exhibit 3.2 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 filed on May 12, 2006 (File No. 333-132368)).

3.2	Amended and Restated Bylaws of Restore Medical, Inc. (Incorporated herein by reference to Exhibit 3.4 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 filed on May 12, 2006 (File No. 333-132368)).

10.1	Commercial Lease, dated as of August 5, 2005, by and between Roseville Properties Management Company, as agent for Commers-Klodt III, and Restore Medical, Inc. (Incorporated herein by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 filed on March 13, 2006 (File No. 333-132368)).

10.2	Loan and Security Agreement No. 4541, dated as of March 23, 2005, by and between Lighthouse Capital Partners V, L.P. and Restore Medical, Inc. (Incorporated herein by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-1 filed on March 13, 2006 (File No. 333-132368)).

10.3	Amendment No. 1 to the Loan and Security Agreement No. 4541, dated as of March 23, 2005, by and between Lighthouse Capital Partners V, L.P. and Restore Medical, Inc., dated March 3, 2006 (Incorporated herein by reference to Exhibit 10.2A to the registrant’s Registration Statement on Form S-1 filed on March 13, 2006 (File No. 333-132368)).

10.4†	1999 Omnibus Stock Plan, as amended March 2, 2006 (Incorporated herein by reference to Exhibit 10.7 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 filed on May 12, 2006 (File No. 333-132368)).

10.5†	Standard form of Incentive Stock Option Agreement pursuant to the 1999 Omnibus Stock Plan (Incorporated herein by reference to Exhibit 10.8 to the registrant’s Registration Statement on Form S-1 filed on March 13, 2006 (File No. 333-132368)).

10.6†	Standard form of Non-Qualified Stock Option Agreement pursuant to the 1999 Omnibus Stock Plan (Incorporated herein by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-1 filed on March 13, 2006 (File No. 333-132368)).

10.7†**	2007 Management Incentive Plan.

10.8†**	2008 Management Incentive Plan.

10.9	Assignment and Grant Back of License Agreement, dated as of November 28, 2001, by and between Restore Medical, Inc. and Venturi Development Inc. (Incorporated herein by reference to Exhibit 10.15 to the registrant’s Registration Statement on Form S-1 filed on March 13, 2006 (File No. 333-132368)).

10.10†	Form of Indemnification Agreement entered into by and between Restore Medical, Inc. and each of its executive officers and directors (Incorporated herein by reference to Exhibit 10.23 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1 filed on May 12, 2006 (File No. 333-132368)).

10.11†	Form of Principal Executive Officer Employment and Change in Control Agreement (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 30, 2007)

10.12†	Form of Executive Officer Employment and Change in Control Agreement (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 30, 2007)

14.1	Code of Conduct and Ethics (Incorporated herein by reference to Exhibit 14.1 to the registrant’s Registration Statement on Form S-1 filed on March 13, 2006 (File No. 333-132368)).

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on signature page to this Form 10-K)

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with Original Filing.

**	Filed herewith.

†	Management contract or compensatory plan or arrangement.