Form 10-Q
period 2008-03-31
Restore Medical, Inc.
filed 2008-04-25
CIK 1350620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 15,731,094 shares of Common Stock as of April 22, 2008.

Restore Medical, Inc.
Form 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (Unaudited)
RESTORE MEDICAL, INC.
Condensed Balance Sheets
(Unaudited, in thousands, except per share amounts)

	March 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$2,177	$3,964
Short-term investments	4,327	6,285
Accounts receivable, net of allowance for doubtful accounts of $25 and $21, respectively	930	604
Related-party receivables	16	16
Inventories	831	785
Prepaid expenses	77	141
Other current assets	17	13

Total current assets	8,375	11,808
Machinery and equipment, net	429	487
Deferred debt issuance costs, net of accumulated amortization of $282 and $251, respectively	93	123

Total assets	$8,897	$12,418

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$284	$275
Accrued expenses	387	344
Accrued payroll and related expense	607	616
Current portion of long-term debt, net of debt discount of $28 and $37, respectively	2,220	2,806

Total current liabilities	3,498	4,041
Long-term debt	132	143
Other long-term liabilities	16	16

Total liabilities	3,646	4,200

Stockholders’ equity:
Common stock $0.01 par value: 50,000,000 shares authorized; issued and outstanding 15,731,094 and 15,731,094 shares, respectively	157	157
Additional paid-in capital	94,492	94,228
Deferred stock-based compensation	(567)	(690)
Accumulated deficit	(88,831)	(85,477)

Total stockholders’ equity	5,251	8,218

Total liabilities and stockholders’ equity	$8,897	$12,418

See accompanying notes to condensed financial statements.

RESTORE MEDICAL, INC.
Condensed Statements of Operations
(Unaudited, in thousands, except share and per share amounts)

	Three months ended
	March 31
	2008	2007
Net sales	$1,393	$1,124
Cost of sales (1)	270	268

Gross margin	1,123	856

Operating expenses:
Research and development (1)	670	1,052
General and administrative (1)	1,171	1,315
Sales and marketing (1)	2,005	2,734

Total operating expenses	3,846	5,101

Loss from operations	(2,723)	(4,245)

Other income (expense):
Interest income	119	284
Interest expense	(127)	(196)
Impairment of short-term investment	(623)	—

Total other income (expense)	(631)	88

Net loss	$(3,354)	$(4,157)

Basic and diluted net loss per common share	$(0.21)	$(0.26)

Basic and diluted weighted average common shares outstanding	16,109,216	15,971,951

(1)   Includes stock-based compensation of:

Cost of sales	$25	$23
Research and development	49	22
General and administrative	248	465
Sales and marketing	65	94

	$387	$604

See accompanying notes to condensed financial statements.

RESTORE MEDICAL, INC.
Condensed Statements of Cash Flows
(Unaudited, in thousands)

	Three months ended March 31
	2008	2007
Cash flows from operating activities:
Net loss	$(3,354)	$(4,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52	57
Stock-based compensation	387	604
Bad debt expense (recovery)	4	(11)
Impairment of short-term investments	623	—
Non-cash interest expense	39	39
Change in operating assets and liabilities:
Trade receivables	(330)	394
Related-party receivables	—	(21)
Inventories	(46)	(72)
Prepaid expenses	64	36
Other current assets	(4)	(24)
Accounts payable	9	(540)
Accrued expenses	43	(441)
Accrued payroll and related expenses	(9)	40
Other long-term liabilities	—	—

Net cash used in operating activities	(2,522)	(4,096)

Cash flows from investing activities:
Maturities of short-term investments	2,135	10,181
Purchase of short-term investments	(800)	(11,899)
Purchases of machinery and equipment	6	(74)

Net cash used in investing activities	1,341	(1,792)

Cash flows from financing activities:
Repayments on long-term debt	(596)	(526)
Capital lease payments	(10)	(6)
Proceeds from stock options exercised	—	146

Net cash (used in) provided by financing activities	(606)	(386)

Net (decrease) increase in cash and cash equivalents	(1,787)	(6,274)
Cash and cash equivalents:
Beginning of period	3,964	11,377

End of period	$2,177	$5,103

Supplemental disclosure:
Interest paid	$87	$157
See accompanying notes to condensed financial statements.

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
(1)	Nature of Business

Restore Medical, Inc. (hereinafter “we,” “us” or the “Company”) develops and markets medical devices designed to treat sleep disordered breathing. In December 2002, the Company received Food and Drug Administration (FDA) 510(k) clearance to market and sell the Pillar® palatal implant system (Pillar System) in the United States for the treatment of snoring. The Company received 510(k) clearance from the FDA in July 2004 to market and sell its Pillar System in the United States for mild to moderate obstructive sleep apnea (OSA). The Company received CE Mark certification to market and sell its Pillar System in Europe for snoring in May 2003 and for mild to moderate OSA in December 2004. The Company markets and sells its products domestically through a direct sales force and internationally through independent distributors.

(2)	Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred net losses of $13.5 million and $13.0 million, and negative cash flows from operating activities of $11.5 million and $10.6 million, in 2007 and 2006, respectively. In addition, the Company incurred a net loss of $3.4 million for the three months ended March 31, 2008 and negative cash flows from operating activities of $2.5 million for the same period. The Company has $2.2 million of debt that is due in 2008, and will require additional capital to continue funding its operations in 2008.

At March 31, 2008 the Company had $2.2 million of cash and cash equivalents and $5.0 million, par value, of investments in auction rate securities (with a fair value of $4.3 million as discussed in Note 4). Auction rate securities are variable-rate debt securities and have a long-term maturity with the interest rate reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. The Company’s auction rate securities are all AAA/Aaa rated and collateralized by student loans substantially guaranteed by the U.S. government under the Federal Family Education Loan Program. Until February 2008, the auction rate securities market was highly liquid. Beginning the week of February 11, 2008, substantially all of the auctions for these securities have “failed” as a result of negative overall capital market conditions, meaning that there was not enough demand to sell the securities at auction. The result of these failed auctions, which does not signify a default by the issuers, is that these securities continue to pay interest in accordance with their terms, but the Company will not be able to liquidate any of these securities until there are successful auctions or until such time as other markets for these investments develop.

As discussed in Note 11, on April 22, 2008, the Company, Medtronic, Inc. (“Medtronic”) and MRM Merger Corporation, a wholly owned subsidiary of Medtronic (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merger Sub will be merged with and into the Company (the “Merger”). As a result of the Merger, the separate corporate existence of Merger Sub will cease and the Company will continue as the surviving corporation in the Merger and as a wholly owned subsidiary of Medtronic.

The Merger Agreement provides that at the effective time of the Merger (the “Effective Time”), and as a result thereof, the Company’s shareholders will receive, in exchange for each share of Company common stock they own immediately prior to the completion of the Merger, the right to receive a cash payment in the amount of $1.60 per share, subject to adjustment if the outstanding capital stock, options and warrants of the Company would cause the aggregate consideration to exceed $26,333,800. The closing of the Merger is subject to approval by the holders of a majority of the Company’s outstanding shares at a special meeting to be held as soon as reasonably practicable, and other customary closing conditions. The Company anticipates the Merger will close within 90 days.

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
Medtronic has also agreed to purchase from the Company a total of up to approximately $5 million par value of auction rate securities owned by the Company. On each of up to five specified dates between the date of the Merger Agreement and the Effective Time, between $750,000 and $1,100,000 par value of such securities would be purchased by Medtronic, at purchase prices between approximately 86.7 percent and 88.2 percent of the par value thereof (plus accrued but unpaid interest). The Company will fund its operations through the closing of the Merger with the $2.2 million of cash and cash equivalents it had on hand as of March 31, 2008 and through proceeds generated from the sale of the Company’s auction rate securities to Medtronic pursuant to the terms of the Merger Agreement. Medtronic’s obligation to purchase auction rate securities from the Company will terminate immediately upon the earlier to occur of the Effective Time of the Merger or the termination of the Merger Agreement.

In the event that the Merger Agreement is terminated or the Merger is otherwise not completed, the Company will be required to obtain additional capital to fund its operations in the form of equity or debt financing or through licensing its intellectual property. Any sale of additional equity or issuance of debt will result in dilution to its current stockholders, and the Company cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to the Company, or at all. If the Company is unable to obtain additional financing, the Company will need to significantly reduce the scope of its operations including a reduction in the size of its sales and marketing, research and development, administrative and manufacturing staff combined with the elimination of the significant programs and initiatives planned by each of those functional groups. These changes would have a material adverse effect on the Company’s business. Any inability to satisfy the Company’s liabilities as they come due could result in the need to file for bankruptcy.

(3)	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these interim periods. These condensed financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the entire 2008 fiscal year.

According to the rules and regulations of the United States Securities and Exchange Commission, the Company has omitted footnote disclosures that would substantially duplicate the disclosures contained in its audited financial statements. These unaudited condensed financial statements should be read together with the financial statements for the year ended December 31, 2007, and footnotes thereto included in our Annual Report on Form 10-K, filed March 27, 2008, with the United States Securities and Exchange Commission.

(4)	Financial Instruments and Fair Value

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), effective January 1, 2008. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

As of the date of adoption, the Company has short-term investments in auction rate securities that are valued in accordance with the provisions under SFAS 157. Changes in fair value are recorded in other comprehensive income, unless there is an other-than-temporary impairment in the value of the securities.

SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
     Level 1—Valuations based on quoted prices in active markets for identical assets that the Company has the ability to access.

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
     Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
     Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
As discussed in Note 2, beginning the week of February 11, 2008, substantially all auctions for auction rate securities have “failed” as a result of the negative overall capital market conditions, meaning that there is not enough demand to sell the securities at auction.

As discussed in Note 2 and Note 11, pursuant to the terms of the Merger Agreement, Medtronic has agreed to purchase from the Company a total of up to approximately $5 million par value of auction rate securities owned by the Company. On each of up to five specified dates between the date of the Merger Agreement and the Effective Time, between $750,000 and $1,100,000 par value of such securities would be purchased by Medtronic, at purchase prices between approximately 86.7 percent and 88.2 percent of the par value thereof (plus accrued but unpaid interest). Medtronic’s obligation to purchase auction rate securities from the Company will terminate immediately upon the earlier to occur of the Effective Time of the Merger or the termination of the Merger Agreement.

The following table presents information about the Company’s Level 1 assets measured at fair value on a recurring basis. The fair value of the Company’s auction rate securities is based on the negotiated price of the securities to be purchased by Medtronic pursuant to the Merger Agreement.

Assets measured at fair value (Level 1) on a recurring basis as of March 31, 2008:

	Balance				Balance
	December 31,		Other-than-temporary		March 31,
	2007	Purchases	impairment loss	Settlements	2008
Auction Rate Securities	$4,200	$800	$(623)	$(50)	$4,327
The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value of these securities, currently and in the future. In the event the acquisition of the Company by Medtronic is not completed, the future valuation of any auction rate securities not purchased by Medtronic may be subject to valuation assumptions and assessments, and our interpretations of relevant market data, which may be different, subject to uncertainties, difficult to predict, and will require significant judgment. The fair value of our auction rate securities could change significantly based on changes in market conditions and continued uncertainties in the credit markets. If these uncertainties continue or if these auction rate securities experience credit rating downgrades, we may incur additional impairment charges for the remaining auction rate securities in our investment portfolio. We will continue to monitor the fair value of our auction rate securities and relevant market conditions and we will record additional impairment charges in the future if circumstances warrant such charges.

(5)	Stock Options and Accounting for Stock-Based Compensation

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

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
Stock option activity was as follows:

				Weighted
				Average
		Shares	Weighted	Remaining
	Shares Available	Under	Average Exercise	Contractual Life
	for Grant	Options	Price Per Share	in Years
Balance, December 31, 2007	256,991	2,540,789	$2.02	8.5
Granted	(281,850)	281,850	1.19	9.8
Exercised	—	—	n/a
Forfeited	17,021	(17,021)	1.53
Cancelled	98,900	(98,900)	5.21

Balance, March 31, 2008	91,062	2,706,718	$1.82	8.4

Exercisable as of March 31, 2008		892,251	$2.40	6.6
The following table summarizes information for unvested stock options for the three months ended March 31, 2008:

		Weighted average
		grant date fair
	Shares	value per share
Non-vested at January 1, 2008	1,615,999	$3.68
Granted	281,850	1.50
Vested	(45,590)	4.97
Forfeited	(14,730)	3.20
Cancelled	(23,062)	2.54

Non-vested at March 31, 2008	1,814,467	$3.44

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share Based Payment (SFAS 123(R)) prospectively to new awards and to awards modified, repurchased or cancelled after December 31, 2005. Prior to the adoption of SFAS 123(R), the Company used the minimum value method of measuring equity share options for the pro forma disclosure under SFAS 123. The Company will continue to apply the intrinsic-value method for awards granted prior to the adoption of SFAS 123(R).

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Since the Company has limited historical data on the volatility of its stock as a public company, the expected volatility is based on volatility of similar entities (referred to as guideline companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size and financial leverage. The expected term of options granted is determined using the “shortcut” method allowed by SAB 107. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The shortcut approach is not permitted for options granted, modified or settled after December 31, 2007. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. The Company uses historical termination behavior to support estimated forfeiture rates. In addition, SFAS 123(R) requires the Company to reflect the benefits

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow upon adoption. The Company has recognized no such tax benefits to date.

The following assumptions were used to estimate the fair value of stock option shares granted to employees using the Black-Scholes option-pricing model during the three months ended March 31:

	Granted to Employees
	2008		2007
Volatility	65%		65%
Risk-free interest rates	3.0%		5.0%
Expected option life	6.40	years	6.40	years
Stock dividend yield	0%		0%
Forfeiture rate	8%		8%
There were no director options granted during the three months ended March 31, 2008 or 2007.

The weighted average grant date fair value of share options granted during the three months ended March 31, 2008 and 2007 was approximately $1.50 and $2.55 per share, respectively. There were no stock options exercised and the Company did not recognize any related tax benefits during the three months ended March 31, 2008. Upon exercise, the Company issues new shares of stock. The aggregate intrinsic value of share options exercised during the three months ended March 31, 2008 and 2007 was approximately $0 and $298, respectively. As of March 31, 2008, there was $3,624 of total unrecognized compensation costs related to outstanding options granted after the adoption of SFAS 123(R) which is expected to be recognized over a weighted average period of 3.4 years.

Prior to the Company’s initial public offering (IPO) in May 2006, certain stock options were granted with exercise prices that were below the estimated fair value of the common stock at the date of grant. The Company recorded deferred stock compensation of $2,500 for the period through December 31, 2005 (until the adoption of SFAS 123(R)), in accordance with Accounting Principles Board (APB) No. 25. As of March 31, 2008, there was $567 of deferred stock-based compensation that will be amortized on a straight-line basis over a weighted average period of 1.0 years.

On February 1, 2007, the Board of Directors of the Company approved an amendment to 235,250 stock options that were granted to nine Company employees between May 15, 2006 and July 20, 2006 whereby the exercise price of such stock options was reduced from a weighted average of $7.89 per share to $3.89 per share, which was the closing price of the Company’s common stock on February 1, 2007. The primary objective of this stock option re-pricing was to address the discrepancy in equity value of the stock options granted to two groups of new employees who were recruited to the Company during a critical period in the Company’s growth and evolution. The stock options are accounted for as a cancellation and grant in the stock option roll-forward. All other terms of the stock options, including vesting and termination dates, remained the same. The incremental fair value created by the amendment to the stock options was $122. The remaining unrecognized incremental fair value of $90 will be recognized as compensation expense over the weighted average remaining vesting period of 3.3 years.

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

On August 10, 2007, the Board of Directors of the Company approved the cancellation of options to purchase 326,950 shares of common stock that were granted to employees with an exercise price ranging from $3.37 per share to $8.00 and the concurrent grant of an equal number of replacement stock options with an exercise price of $1.63 per share, which was the historical 45-day trailing average of the closing price of the Company’s common stock on August 10, 2007. The closing price of the Company’s common stock on August 10, 2007 was $1.18 per share. The Board of Directors also approved an amendment on August 10, 2007 to the terms of stock options to purchase an aggregate of 890,100 shares of common stock granted to eight executive officers, with exercise prices ranging from $3.37 to $8.00 per share, whereby the exercise price of such stock options was reduced to $1.63 per share. The primary objective of re-pricing and amending these employee and executive stock options was to provide appropriate market-based equity incentives to all Company employees during a critical period in the Company’s evolution and growth. These stock options were accounted for as a cancellation and grant in the stock option roll-forward. The terms of the replacement and amended stock option agreements were consistent with the Plan. The incremental fair value created by the modification to the stock options was $386. The remaining unrecognized incremental fair value of $309 as of March 31, 2008 will be recognized as compensation expense over the remaining vesting period of 3.3 years.

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

On February 5, 2008, the Board of Directors of the Company approved cancellation of options to purchase 98,900 shares of common stock granted to eight executive officers, with exercise prices ranging from $3.37 to $8.00 per share and the concurrent grant of an equal number of replacement stock options with an exercise price of $1.19 per share, which was the closing price of the Company’s stock on February 5, 2008. The primary objective of re-pricing and amending these executive stock options was to provide appropriate market-based equity incentives to the Company’s executive officers in lieu of granting new options from the option pool. These stock options were accounted for as a cancellation and grant in the stock option roll-forward. The terms of the replacement and amended stock option agreements were consistent with the Plan. The incremental fair value created by the modification to the stock options was $44. The remaining unrecognized incremental fair value of $42 as of March 31, 2008 will be recognized as compensation expense over the remaining vesting period of 3.8 years.

For the three months ended March 31, 2008 and 2007, results of operations reflect compensation expense for new stock options granted or modified under our stock incentive plans subsequent to January 1, 2006, and the continued amortization of the deferred compensation for options granted prior to January 1, 2006.

(6)	Net Loss per Share

Basic net loss per common share (Basic EPS) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (Diluted EPS) is computed by dividing net loss by the weighted average number of common shares and dilutive potential common shares outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. Diluted EPS is identical to Basic EPS since potential common shares are excluded from the calculation, as their effect is anti-dilutive. The weighted average shares outstanding for basic and diluted loss per share includes 378,122 shares of common stock underlying warrants to purchase common stock as

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
such warrants are immediately exercisable and have an exercise price of $0.02 per share. The common stock underlying the warrants is considered outstanding in substance for EPS purposes. Historical outstanding potential common shares not included in diluted net loss per share attributable to common stockholders were 3,034,294 for the three months ended March 31, 2008 and 2,838,912 for the three months ended March 31, 2007.

Net loss per share for the three months ended March 31, 2008 and 2007 is based on the weighted average shares outstanding as summarized in the following table:

	Three months ended March 31
	2008	2007
Weighted average common shares and equivalents outstanding:
Common shares outstanding	15,731,094	15,593,829
Warrants issued at a nominal exercise price	378,122	378,122

Weighted average shares outstanding — basic and diluted	16,109,216	15,971,951

Net loss per share — basic and diluted	$(0.21)	$(0.26)

(7)	Inventories

The Company states its inventories at the lower of cost or market, using the first-in, first-out method. Market is determined as the lower of replacement cost or net realizable value. Inventory write-downs are established when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Costs associated with excess capacity are charged to earnings as incurred. Inventory write-downs are measured as the difference between the cost of inventory and estimated realizable value. Inventories at March 31, 2008 and December 31, 2007 were as follows:

	March 31,	December 31,
	2008	2007
Raw Materials	$25	$39
Work In Process	429	437
Finished Goods	377	309

	$831	$785

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
(8)	Long-Term Debt

Long-term debt consisted of the following as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
Term loan (interest at prime plus 3% maturing December 2008), net of debt discount of $28 and $37 , respectively	$2,178	$2,765
Capital lease for leasehold improvements (interest at 14.33%, monthly payments maturing March 2010)	18	20
Capital lease for equipment (interest at 12.14%, monthly payments maturing July 2011)	63	66
Capital lease for equipment (interest at 8.77%, monthly payments maturing August 2012)	93	98

	2,352	2,949
Less current portion, net of debt discount of $28 at March 31, 2008 and $37 at December 31, 2007	(2,220)	(2,806)

Total long-term debt	$132	$143

The term loan is payable over 30 consecutive monthly payments of principal and interest which began on July 1, 2006, with an additional final payment in an amount equal to 5% of the original loan due on December 31, 2008.

In August 2007, the Company entered into a new capital lease agreement for the purchase of equipment with an annual interest rate of 9.16% and monthly payments commencing in September 2007 maturing in August 2012. The total capital lease amount financed was $102 and included the new equipment and the remaining outstanding debt obligation of $14 from the capital lease obligation originally maturing September 2009, for which the Company retired the assets originally associated with that lease commitment.

(9)	Significant Customers

The following table summarizes the number of customers who individually comprise greater than 10% of total net sales and their aggregate percentage of the Company’s total net sales for the three months ended:

	Number of	Percent of total
	customers	net sales
March 31, 2008	1	21%
March 31, 2007	1	26%
In 2007, the Company negotiated a monthly payment plan for $198 of past due accounts receivable with its largest domestic customer and requires payment be mailed to the Company at the time of shipment for all future shipments until the past due balance is paid. The Company has not established a specific reserve for any estimated losses related to this customer. The customer is in compliance with the agreement and has reduced the past due balance to $165 as of March 31, 2008.

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
The following table summarizes the number of customers who individually comprise greater than 10% of total net accounts receivables and their aggregate percentage of the Company’s total net accounts receivables:

	Number of	Percent of total
	customers	net receivables
March 31, 2008	2	32%
December 31, 2007	1	33%
(10)	Adoption of New Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not impact the Company’s financial position, results of operations or cash flows for the three months ended March 31, 2008.

As of the date of adoption the Company’s total amount of unrecognized tax benefits was approximately zero. The Company files a United States federal income tax return and income tax returns in Minnesota. With few exceptions, the Company is subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years after 2002. Neither the Internal Revenue Service (“IRS”) nor the State of Minnesota have commenced an examination of income tax returns.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS 157 were adopted on January 1, 2008 and had a material impact on the Company’s financial position as discussed in Note 4.

In February 2008, the FASB issued FASB Staff Position No. SFAS 157-b, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company has only adopted the provisions of SFAS 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements as of March 31, 2008. The provisions of SFAS 157 have not been applied to non-financial assets and non-financial liabilities; however, the Company does not have any non-financial assets or liabilities to which the deferral has been applied.

(11)	Subsequent Event

On April 22, 2008, the Company, Medtronic, Inc., a Minnesota corporation (“Medtronic”), and MRM Merger Corporation, a Delaware corporation and wholly owned subsidiary of Medtronic (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merger Sub will be merged with and into the Company (the “Merger”). As a result of the Merger, the separate corporate existence of Merger Sub will cease and the Company will continue as the surviving corporation and as a wholly owned subsidiary of Medtronic.

RESTORE MEDICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share amounts)
On the terms and subject to the conditions of the Merger Agreement, which has been unanimously approved by the Board of Directors of the Company, at the effective time of the Merger (the “Effective Time”), and as a result thereof, each share of common stock, par value $0.01, of the Company (“Restore Common Stock”) that is issued and outstanding prior to the Effective Time (other than shares held by the Company, Medtronic or their subsidiaries, which will be canceled without payment of any consideration, and shares for which appraisal rights have been validly exercised and not withdrawn) will be converted into the right to receive $1.60 in cash, without interest (the “Merger Consideration”), subject to adjustment if the outstanding capital stock, options and warrants of the Company would cause the aggregate consideration to exceed $26,333,800. Each option and warrant to purchase Restore Common Stock that is outstanding as of the Effective Time will be canceled in exchange for the right to receive in cash the amount by which the Merger Consideration exceeds the exercise price, multiplied by the number of shares subject to such option or warrant. Medtronic has also agreed to purchase from the Company a total of up to approximately $5 million par value of auction rate securities owned by the Company. On each of up to five specified dates between the date of the Merger Agreement and the Effective Time, between $750,000 and $1,100,000 par value of such securities would be purchased by Medtronic, at purchase prices between approximately 86.7 percent and 88.2 percent of the par value thereof (plus accrued but unpaid interest). Medtronic's obligation to purchase auction rate securities from the Company will terminate immediately upon the earlier to occur of the Effective Time of the Merger or the termination of the Merger Agreement.

Medtronic and the Company have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants that: (i) the Company will conduct its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and the Effective Time, (ii) the Company will not engage in certain kinds of transactions during such period, (iii) the Company will cause a meeting of its stockholders to be held to consider adoption of the Merger Agreement, and (iv) subject to certain customary exceptions, that the Board of Directors of the Company will recommend adoption by its stockholders of the Merger Agreement. The Company has also made certain additional customary covenants, including, among others, covenants not to: (i) solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, enter into discussions concerning or provide confidential information in connection with any proposals for alternative business combination transactions.

Consummation of the Merger is subject to customary conditions, including (i) approval of the holders of a majority of the outstanding shares of Restore Common Stock, (ii) absence of any law or order prohibiting the consummation of the Merger, (iii) not more than 10% of the outstanding shares of Restore Common Stock being the subject of validly exercised appraisal rights, (iv) the absence of a material adverse effect with respect to the Company, and (v) satisfaction of third party obligations, and other customary conditions.

The Merger Agreement contains certain termination rights for both Medtronic and the Company, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, the Company would be required to pay Medtronic a termination fee of $1.5 million.

As described above, the Merger Agreement contains representations and warranties by Medtronic and the Company. These representations and warranties have been made solely for the benefit of the other parties to the Merger Agreement and (i) may be intended not as statements of fact, but rather as a way of allocating the risk to Medtronic or the Company if those statements prove to be inaccurate, (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the Merger Agreement, (iii) may apply materiality standards different from what may be viewed as material to investors and (iv) were made only as of the date of the Merger Agreement or such other dates as may be specified in the Merger Agreement and are subject to more recent developments. Accordingly, these representations and warranties should not be relied on as characterizations of the actual state of facts or for any other purpose either at the time they were made or at any other time.

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
On April 22, 2008, we, Medtronic, Inc., a Minnesota corporation (“Medtronic”), and MRM Merger Corporation, a Delaware corporation and wholly owned subsidiary of Medtronic, entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which MRM Merger Corporation will be merged with and into the Company (the “Merger”). As a result of the Merger, the separate corporate existence of MRM Merger Corporation will cease and the Company will continue as the surviving corporation and a wholly owned subsidiary of Medtronic. The Merger Agreement provides that at the effective time of the Merger, and as a result thereof, our shareholders will receive, in exchange for each share of our common stock they own immediately prior to completion of the Merger, the right to receive a cash payment in the amount of $1.60 per share, subject to adjustment if the outstanding capital stock, options and warrants of the Company would cause the aggregate consideration to exceed $26,333,800. Consummation of the Merger is subject to customary conditions, including (i) approval of the holders of a majority of our outstanding shares, (ii) absence of any law or order prohibiting the consummation of the Merger, (iii) not more than 10% of our outstanding shares being the subject of validly exercised appraisal rights, (iv) the absence of a material adverse effect with respect to the Company, and (v) satisfaction of third party obligations, and other customary conditions. We anticipate the Merger will close within 90 days.
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
A description of the Company’s critical accounting policies that represent the more significant judgments and estimates used in the preparation of the Company’s financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

RESTORE MEDICAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Unaudited)
Results of Operations (in thousands, except for average selling price)
Comparison of the Three Months Ended March 31, 2008 and 2007
Net Sales. Net sales increased by $269, or 24%, to $1,393 for the three months ended March 31, 2008 from $1,124 in the same period in 2007.
The following table summarizes the geographic dispersion of the Company’s revenue:

	Three months ended March 31
	2008	2007
United States	$1,143	$1,013
Asia Pacific	50	—
Europe	96	111
All other markets	104	—

	$1,393	$1,124

Net sales in the United States increased by $130, or 13%, to $1,143 for the first quarter of 2008 from $1,013 in the first quarter of 2007. The growth of our U.S. business in the first quarter of 2008 was driven by a significant increase in reorder revenue, which was up 22% compared to the first quarter of 2007 and accounted for 90% of our first quarter 2008 domestic revenue compared to 83% in the first quarter of 2007. The United States average selling price for the three Pillar inserts used in each Pillar Procedure was approximately $640 and $680 in the first three months of 2008 and 2007, respectively.
Net sales internationally increased by $139, or 125%, to $250 during the first quarter of 2008 from $111 in the first quarter of 2007. The increase in the international sales during the first quarter of 2008 was due to an increase in reorder volume from a larger number of established distributors, as compared to the first quarter of 2007. Our independent distributors purchase our Pillar System from us at a discount to our U.S. list price for resale; the end-user price of our Pillar System in each country is determined by the distributor and varies from country to country.
Cost of sales and gross margin. Our cost of sales consists primarily of material, labor and manufacturing overhead expenses. Cost of sales also includes warranty expenses, as well as salaries and personnel-related expenses, including stock-based compensation, for our operations management team and quality control. Cost of sales of $270 for the first quarter of 2008 is consistent with cost of sales of $268 for the first quarter of 2007. As a percentage of net sales, gross margin was 81% for the first quarter of 2008, compared to 76% for the first quarter of 2007. The improvement in gross margin as a percent of sales during the first quarter of 2008 was a result of a decrease in the cost to manufacture each Pillar System due to fixed manufacturing costs which were allocated over a higher production volume.
Research and development expenses. Our research and development expenses consist of salaries and other personnel-related expenses, including stock-based compensation, for employees engaged in research, development and engineering activities and materials used and other overhead expenses incurred in connection with the design and development of our products. Research and development expenses decreased by $382, or 36%, to $670 for the first quarter of 2008 from $1,052 in the first quarter of 2007. The decrease in expenses during the first quarter of 2008 was attributable to decreased compensation expense of $249 due to reduced headcount and a decrease in clinical study costs of $97 as compared to the first quarter of 2007.

RESTORE MEDICAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Unaudited)
General and administrative expenses. Our general and administrative expenses consist primarily of salaries and other personnel-related expenses, including stock-based compensation for executive, accounting and administrative personnel, professional service fees and other general corporate expenses. General and administrative expenses decreased by $144, or 11%, to $1,171 for the first quarter of 2008 from $1,315 in the first quarter of 2007. The decrease in expenses in the first quarter of 2008 was due primarily to a decrease in stock-based compensation of $217, which is mainly a result of issuing options with a lower fair value, partially offset by increased administrative expenses.
Sales and marketing expenses. Our sales and marketing expenses consist primarily of salaries, commissions and other personnel-related expenses, including stock-based compensation, for employees engaged in sales, marketing and support of our products, trade show, co-marketing, promotional and public relations expenses and management and administration expenses in support of sales and marketing. Sales and marketing expenses decreased by $729, or 27%, to $2,005 for the first quarter of 2008 from $2,734 in the first quarter of 2007. A decrease in advertising, promotion, public relation and professional fees of $450, and a decrease in travel expenses of $50 and personnel recruiting fees of $58 accounted for the decrease in expenses between the first quarter of 2007 and 2008.
Interest income. Interest income decreased by $165 to $119 for the first quarter of 2008 from $284 for the first quarter of 2007. The decrease in the three months ended is attributable to the change in the cash available for investing activities and interest earned from those investments.
Interest expense. Interest expense decreased by $69 to $127 for the first quarter of 2008 from $196 for the first quarter of 2007. The decrease in the three-month period was due to the interest expense resulting from draws on our loan facility with Lighthouse Capital Partners during the first quarter of 2006 prior to our IPO, and the subsequent pay down of the loan facility and the correlating decrease in expense.
Impairment of short-term investments. We recognized an expense for the other-than-temporary impairment of short-term investments of $623 for the first quarter of 2008 as a result of the decrease in fair value of our auction rate securities.
Liquidity and Capital Resources
Since our inception and prior to May 2006, we funded our operations primarily through issuances of convertible preferred stock and related warrants, which provided us with aggregate gross proceeds of $39.9 million. On May 22, 2006, we sold 4,000,000 shares of common stock in an IPO for aggregate gross proceeds of $32.0 million to finance current operations and provide for general corporate purposes, including expanding domestic and international marketing and sales organizations and programs, increasing product development efforts and increasing our clinical study initiatives. After deducting the underwriters’ commissions and discounts, we received net proceeds of approximately $27.7 million. As of March 31, 2008, we had total cash, cash equivalents and short-term investments totaling $6.5 million.
Net cash used in operating activities was $2.5 million during the first quarter of 2008 compared to $4.1 million in the first quarter of 2007. Cash used in operating activities has historically resulted from operating losses and net increases or decreases in accounts receivable, inventories and accounts payable resulting from the changes within our business.
Net cash provided by investing activities was $1.3 million during the first quarter of 2008 compared to $1.8 million used in investing activities in the first quarter of 2007. During 2008 and 2007, cash used in investing activities primarily related to the purchase and sale of marketable securities.

RESTORE MEDICAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Unaudited)
Net cash used in financing activities was $606,000 during the first quarter of 2008 compared to $386,000 used in the first quarter of 2007 and primarily related to repayments of long-term debt. Interest on the loan accrues at a variable rate of prime plus 3% and is payable monthly, with principal due at the maturity date of December 31, 2008 and an additional final payment in an amount equal to 5% of the original loan principal. The term debt loan is collateralized by substantially all of our assets excluding our intellectual property. As of March 31, 2008, we were in compliance with all of the financial and other covenants contained in the term debt loan agreement.
At March 31, 2008 the Company had $2.2 million of cash and cash equivalents and $5.0 million, par value, of investments in auction rate securities (with a fair value of $4.3 million as discussed in Note 4 of the Notes to Condensed Financial Statements). Auction rate securities are variable-rate debt securities and have a long-term maturity with the interest rate reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. Our auction rate securities are all AAA/Aaa rated and collateralized by student loans substantially guaranteed by the U.S. government under the Federal Family Education Loan Program. Until February 2008, the auction rate securities market was highly liquid. Beginning the week of February 11, 2008, substantially all auctions for auction rate securities have “failed” as a result of negative overall capital market conditions, meaning that there was not enough demand to sell the securities at auction. The result of failed auctions, which does not signify a default by the issuers, is that these securities continue to pay interest in accordance with their terms, but we will not be able to liquidate any of these securities until there are successful auctions or until such time as other markets for these investments develop.
As discussed in Note 11, on April 22, 2008, the Company, Medtronic and MRM Merger Corporation, a wholly owned subsidiary of Medtronic (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merger Sub will be merged with and into the Company. As a result of the Merger, the separate corporate existence of Merger Sub will cease and the Company will continue as the surviving corporation in the Merger and as a wholly owned subsidiary of Medtronic.
The Merger Agreement provides that at the effective time of the Merger (the “Effective Time”), and as a result thereof, the Company’s shareholders will receive, in exchange for each share of Company common stock they own immediately prior to the completion of the Merger, the right to receive a cash payment in the amount of $1.60 per share, subject to adjustment if the outstanding capital stock, options and warrants of the Company would cause the aggregate consideration to exceed to $26,333,800. The closing of the Merger is subject to approval by the holders of a majority of our outstanding shares at a special meeting to be held as soon as reasonably practicable, and other customary closing conditions. We anticipate the Merger will close within 90 days.
Medtronic has also agreed to purchase from us a total of up to approximately $5 million par value of our auction rate securities. On each of up to five specified dates between the date of the Merger Agreement and the Effective Time, between $750,000 and $1,100,000 par value of such securities would be purchased by Medtronic, at purchase prices between approximately 86.7 percent and 88.2 percent of the par value thereof (plus accrued but unpaid interest). We will fund our operations through the completion of the Merger with the $2.2 million of cash and cash equivalents we had on hand as of March 31, 2008 and through proceeds generated from the sale of our auction rate securities to Medtronic pursuant to the terms of Merger Agreement. Medtronic’s obligation to purchase auction rate securities from the Company will terminate immediately upon the earlier to occur of the Effective Time of the Merger or the termination of the Merger Agreement.
In the event that the Merger Agreement is terminated or the Merger is otherwise not completed, we will require additional capital to fund our operations in the form of equity or debt financing or through licensing our intellectual property. Any sale of additional equity or issuance of debt will result in dilution to our current stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain additional financing, we will need to significantly reduce the scope of our operations including a reduction in the size of our sales and marketing, research and development, administrative and manufacturing staff combined with the elimination of the significant programs and initiatives planned by each of those functional groups. These changes would have a material adverse effect on our business. Any inability to satisfy our liabilities as they come due could result in the need to file for bankruptcy.

RESTORE MEDICAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Unaudited)
Disclosures about Contractual Obligations and Commercial Commitments
The following table aggregates all contractual commitments and commercial obligations that affect our financial condition and liquidity position at March 31, 2008 (in thousands):

		Remaining 9			After
Contractual Obligations	Total	months 2008	2-3 Years	4-5 Years	5 Years
Term debt facility	$2,233	$2,233	$—	$—	$—
Capital lease obligations	174	31	89	54	—
Operating leases	889	216	673	—	—
Deposit payable	5	5	—	—	—

Total contractual cash obligations	$3,301	$2,485	$762	$54	$—

The above contractual obligations exclude interest on the term facility and capital lease obligations.
Significant Customers
One customer individually accounted for 21% and 26% of our total net sales for the three months ended March 31, 2008 and 2007, respectively.
New Accounting Standards
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the three months ended March 31, 2008.
As of the date of adoption our total amount of unrecognized tax benefits was approximately zero. We file a United States federal income tax return and income tax returns in Minnesota. With few exceptions, we are subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years after 2002. Neither the Internal Revenue Service (“IRS”) nor the State of Minnesota have commenced an examination of income tax returns.
In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS 157 were adopted on January 1, 2008 and had a material impact on our financial position as discussed in Note 4.
In February 2008, the FASB issued FASB Staff Position No. SFAS 157-b, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non- financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, we have only adopted the provisions of SFAS 157 with respect to our financial assets and liabilities that are measured at fair value within the financial statements as of March 31, 2008. The provisions of SFAS 157 have not been applied to non-financial assets and non-financial liabilities; however, we do not have any non-financial assets or liabilities to which the deferral has been applied.

RESTORE MEDICAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Unaudited)
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenue or other financial items, any statement of the plans and objectives of management for future operations, any statements concerning proposed new product development, any statements regarding future economic conditions or performance and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to the following factors:

•	the successful completion of the Merger;

•	the availability of capital to fund our future operations;

•	the demand for and acceptance of our Pillar System to treat mild to moderate OSA and snoring by both physicians and patients;

•	the success of alternative therapies and surgical procedures to treat individuals suffering from sleep disordered breathing, and the possible future introduction of new products and treatments for sleep disordered breathing;

•	our ability to maintain current pricing for our Pillar System;

•	the expansion and rate of success of our direct sales force in the United States and our independent distributors internationally;

•	the successful completion of current and future clinical studies, the presentation and publication of positive outcomes data from these clinical studies and the increased adoption of the Pillar Procedure by physicians as a result of the data from these clinical studies;

•	actions relating to ongoing FDA and European Union compliance;

•	the size and timing of orders from physicians and independent distributors;

•	our ability to obtain reimbursement for the Pillar Procedure to treat mild to moderate OSA in the future from third-party healthcare insurers;

•	the willingness of patients to pay out-of-pocket for the Pillar Procedure to treat snoring and, in the absence of reimbursement from third-party healthcare insurers, mild to moderate OSA;

•	unanticipated delays in the development and introduction of our future products and/or an inability to control costs;

•	seasonal fluctuations in revenue due to the elective nature of sleep-disordered breathing procedures and treatments, including the Pillar Procedure;

RESTORE MEDICAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Unaudited)
•	fluctuation in the fair value of our auction rate securities based on future market conditions and continued uncertainties in the credit markets;

•	general economic conditions as well as those specific to our customers and markets; and

•	other risks and factors identified from time to time in our reports and prospectuses filed with the Securities and Exchange Commission, including, without limitation, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.
All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our cash is invested in bank deposits and money market funds denominated in U.S. dollars. The carrying amount of these cash equivalents approximates fair market value. Our investments in marketable securities are subject to interest rate risk and our financial condition and results of operations could be adversely affected due to movements in interest rates. Due to the short-term nature of these investments, a 1% change in market interest rates would have an impact of approximately $43,000 on an annual basis. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk-sensitive instruments, positions or transactions to any material extent.
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
Auction Rate Securities
Our short-term investments include approximately $5 million, par value, of investments in auction rate securities. Auction rate securities are variable-rate debt securities and have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. Our auction rate securities are all AAA/Aaa rated and collateralized by student loans substantially guaranteed by the U.S. government under the Federal Family Education Loan Program. Until February 2008, the auction rate securities market was highly liquid. Beginning the week of February 11, 2008, substantially all auctions for these auction securities have “failed” as a result of negative overall capital market conditions, meaning that there was not enough demand to sell these securities at auction. The result of a failed auction, which does not signify a default by the issuer, is that these securities continue to pay interest in accordance with their terms, but we will not be able to liquidate any of these securities until there is a successful auction or until such time as other markets for these investments develop.

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

RESTORE MEDICAL, INC.
Part II. OTHER INFORMATION
Item 1A. Risk Factors
Important risk factors applicable to us are outlined in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007. As a result of developments in our business since the filing of our Form 10-K, we are providing below an update of the risk factors outlined in our Form 10-K relating to our future capital requirements.
     We will require additional capital to operate our business, and our short-term investments in auction rate securities may prove to be illiquid.
     We believe that our current cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to fund our working capital and capital resource needs into mid 2008.
     Our short-term investments include $5.0 million, par value, of investments in auction rate securities (with a fair value of $4.3 million at March 31, 2008, as discussed in Note 4 of the Notes to Condensed Financial Statements). Auction rate securities are variable-rate debt securities and have a long-term maturity with the interest rate reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. Our auction rate securities are all AAA/Aaa rated and collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. Until February 2008, the auction rate securities market was highly liquid. Starting the week of February 11, 2008, a substantial number of auctions “failed” as a result of negative overall capital market conditions, meaning that there was not enough demand to sell the securities at auction. The result of a failed auction, which does not signify a default by the issuer, is that these securities continue to pay interest in accordance with their terms until there is a successful auction or until such time as other markets for these investments develop. We will not be able to liquidate any of these auction rate securities until a future auction is successful, or until we decide to sell the securities in a secondary market. A secondary market sale of any of these securities could take a significant amount of time to complete and would potentially result in a significant loss.
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
     On April 22, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Medtronic, Inc., a Minnesota corporation (“Medtronic”), and MRM Merger Corporation, a Delaware corporation and wholly owned subsidiary of Medtronic, pursuant to which Medtronic will acquire all of our outstanding shares for $1.60 per share in cash, subject to adjustment if the outstanding capital stock, options and warrants of the Company would cause the aggregate consideration to exceed $26,333,800, and pursuant to which MRM Merger Corporation will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Medtronic. The closing of the merger is subject to approval by the holders of a majority of our outstanding shares at a special meeting to be held as soon as reasonably practicable, and other customary closing conditions. We anticipate the merger will close within 90 days.
     Medtronic has also agreed to purchase from us a total of up to approximately $5 million par value of our auction rate securities. On each of up to five specified dates between the date of the Merger Agreement and the Effective Time, between $750,000 and $1,100,000 par value of such securities would be purchased by Medtronic, at purchase prices between approximately 86.7 percent and 88.2 percent of the par value thereof (plus accrued but unpaid interest). We will fund our operations through the completion of the Merger with the $2.2 million of cash and cash equivalents we had on hand as of March 31, 2008 and through the proceeds generated from the sale of our auction rate securities to Medtronic pursuant to the terms of the Merger Agreement. Medtronic’s obligation to purchase auction rate securities from the Company will terminate immediately upon the earlier to occur of the Effective Time of the Merger or the termination of the Merger Agreement.
     In the event that the Merger Agreement is terminated or the Merger is otherwise not completed, we will require additional investments to fund our operations in the form of equity or debt financing or through licensing our intellectual property. Any sale of additional equity or issuance of debt will result in dilution to our current stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain additional financing, we will need to significantly reduce the scope of our operations including a reduction in the size of our sales and marketing, research and development, administrative and manufacturing staff combined with the elimination of the significant programs and initiatives planned by each of those functional groups. These changes would have a material adverse effect on our business. Any inability to satisfy our liabilities as they come due could result in the need to file for bankruptcy.
Our business and our financial condition may be adversely affected if our proposed merger with Medtronic is not completed, which could cause our stock price to decline.
     Our proposed merger with Medtronic is subject to several customary conditions, including (i) approval of the holders of a majority of our outstanding shares, (ii) absence of any law or order prohibiting the consummation of the merger, (iii) not more than 10% of our outstanding shares being the subject of validly exercised appraisal rights, (iv) the absence of a material adverse effect with respect to the Company, and (v) satisfaction of third party obligations, and other customary conditions. During the months following execution of our definitive Merger Agreement with Medtronic until we are able to secure these necessary approvals and close the transaction, our employees and customers could be significantly distracted and our business could be adversely affected by the uncertainty created by the announcement of our proposed transaction. If our proposed merger with Medtronic ultimately is not completed and we have to remain independent, we believe our business would have been, and would continue to be, adversely affected by a variety of risks, including those identified below, and we believe we would not be in as good as a position as we would have been had we not attempted the transaction with Medtronic in the first place:
•	the consequences of our management’s attention having been diverted from our day-to-day business over an extended period of time between execution of our definitive Merger Agreement with Medtronic and the date on which the agreement would terminate;

•	the disruption to our relationships with customers and suppliers as a result of our and their efforts relating to the merger;

•	the potential distraction to our sales force caused by uncertainties relating to the proposed merger;

•	potential litigation associated with our proposed transaction with Medtronic; and

•	our inability to acquire further necessary financing to fund our ongoing operations post-termination of our proposed merger with Medtronic.
     Additionally, in the event that the Merger Agreement is terminated or the merger is otherwise not completed, the future valuation of any auction rate securities not purchased by Medtronic may be subject to valuation assumptions and assessments, and our interpretations of relevant market data, which may be different, subject to uncertainties, difficult to predict, and will require significant judgment. The fair value of our auction rate securities could change significantly based on changes in market conditions and continued uncertainties in the credit markets. If these uncertainties continue or if these auction rate securities experience credit rating downgrades, we may incur additional impairment charges for the remaining auction rate securities in our investment portfolio.
If our proposed merger with Medtronic is not completed, the holders of our common stock will not receive the cash merger consideration provided in the Merger Agreement.
     Pursuant to the Merger Agreement, each share of our common stock that is issued and outstanding prior to the Effective Time (other than shares held by us, Medtronic or their subsidiaries, which will be canceled without payment of any consideration, and shares for which appraisal rights have been validly exercised and not withdrawn) will be converted into the right to receive $1.60 in cash, without interest, subject to adjustment if the outstanding capital stock, options and warrants of the Company would cause the aggregate consideration to exceed $26,333,800. Our proposed merger with Medtronic is subject to several customary conditions, including (i) approval of the holders of a majority of our outstanding shares, (ii) absence of any law or order prohibiting the consummation of the merger, (iii) not more than 10% of our outstanding shares being the subject of validly exercised appraisal rights, (iv) the absence of a material adverse effect with respect to the Company, and (v) satisfaction of third party obligations, and other customary conditions. We may not be able to obtain all necessary approvals or to meet all closing conditions in order to complete the proposed merger. If we are not able to complete the merger, the holders of our common stock will not receive the cash merger consideration provided in the Merger Agreement.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 22, 2006, we completed our IPO of 4,000,000 shares of common stock (the IPO Shares). We sold the IPO Shares to the public at a price of $8.00 per share. Our sale of IPO Shares was registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (Registration Stmt. No. 333-132368), which was declared effective by the Securities and Exchange Commission on May 16, 2006. We received net proceeds from the sale of the IPO Shares, after deducting the underwriting discount and offering expenses, of approximately $27.7 million. The net proceeds have been invested in money market funds, investment grade commercial paper and debt instruments of the U.S. government and its agencies. During the three months ended March 31, 2008, we used approximately $3.1 million of the net proceeds from the IPO for general corporate purposes.
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
Christopher R. Geyen
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

April 25, 2008

Exhibit Index

Exhibit No	Description

10.1	Agreement and Plan of Merger, dated April 22, 2008, among Medtronic, Inc., MRM Merger Corporation and Restore Medical, Inc. (Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on April 22, 2008)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications